Form 10-Q
period 2021-09-30
Black Mountain Acquisition Corp.
filed 2021-11-30
CIK 1848020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number:
001-40907

BLACK MOUNTAIN ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-2013849
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

425 Houston Street, Suite 4500 Fort Worth, TX 76102	76102
(Address of Principal Executive Offices)	(Zip Code)
(817)
698-9901
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*

*	The registrant became subject to such requirements on September 7, 2021, and it has filed all reports so required since that date.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and three quarters of one warrant	BMAC.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	BMAC	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	BMAC WS	The New York Stock Exchange
As of November
29
, 2021,
24,000,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

BLACK MOUNTAIN ACQUISITION CORP.
Form
10-Q

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

BLACK MOUNTAIN ACQUISITION CORP.
CONDENSED BALANCE SHEET
(UNAUDITED)

September 30, 2021

Assets
Current assets:

Cash	$10,033

Total current assets	10.033
Deferred offering costs	533,825

Total Assets	$543,858

Liabilities and Stockholder’s Equity
Current liabilities:
Accrued offering costs and expenses	$325,000
Promissory note-related party	195,000

Total current liabilities	520,000

Commitments and Contingencies (Note 6)
Stockholder’s Equity:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 6,900,000 shares issued and outstanding (1)(2)	690
Additional paid-in capital	24,310
Accumulated deficit	(1,142)

Total stockholder’s equity	23,858

Total Liabilities and Stockholder’s Equity	$543,858

(1)
This number includes up to 900,000
 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). On October 22, 2021, the underwriters’ fully exercised their over-allotment option; thus, these shares are no longer subject to forfeiture.

(2)
In October 2021, the Company effected a dividend of 1,150,000 shares of Class B common stock, which resulted in an aggregate of 6,900,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend (see Note 5).

The accompanying notes are an integral part of these condensed financial statements.

BLACK MOUNTAIN ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30, 2021	For the period from February 10, 2021 (inception) through September 30, 2021

Formation costs	$298	$1,142

Net loss	$(298)	$(1,142)

Basic and diluted weighted average shares outstanding (1)(2)	6,000,000	6,000,000

Basic and diluted net loss per common share	$(0.00)	$(0.00)

(1)
This number excludes an aggregate of up to 900,000
 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). On October 22, 2021, the underwriters’ fully exercised their over-allotment option; thus, these shares are no longer subject to forfeiture.

(2)
In October 2021, the Company effected a dividend of 1,150,000 shares of Class B common stock, which resulted in an aggregate of 6,900,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend (see Note 5).

The accompanying notes are an integral part of these condensed financial statements.

BLACK MOUNTAIN ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity
	Class A		Class B
	Shares	Amount	Shares	Amount

Balance —February 10, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)(2)	—	—	6,900,000	690	24,310	—	25,000
Net loss	—	—	—	—	—	(844)	(844)

Balance —June 30, 2021	—	—	6,900,000	690	24,310	(844)	24,156

Net loss	—	—	—	—	—	(298)	(298)

Balance —September 30, 2021	—	$—	6,900,000	$690	$24,310	$(1,142)	$23,858

(1)
This number includes up to 900,000 shares of Class B common stock that were
subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters
(see Note 5). On October 22, 2021, the underwriters’ fully exercised their over-allotment option; thus, these shares are no longer subject to forfeiture.

(2)
In October 2021, the Company effected a dividend of 1,150,000 shares of Class B common stock, which resulted in an aggregate of 6,900,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend (see Note 5).

The accompanying notes are an integral part of these condensed financial statements.

BLACK MOUNTAIN ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the period from February 10, 2021 (inception) through September 30, 2021

Cash Flows from Operating Activities:

Net loss	$(1,142)

Changes in operating assets and liabilities:
Accrued offering costs and expenses	574

Net cash used in operating activities	(568)

Cash Flows from Financing Activities
Proceeds from issuance of promissory note to related party	195,000
Payment of deferred offering costs	(184,399)

Net cash provided by financing activities	10,601

Net change in cash	10,033
Cash — February 10, 2021 (inception)	—

Cash — end of the period	$10,033

Supplemental non-cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$25,000

Deferred offering costs included in accrued offering costs and expenses	$324,426

The accompanying notes are an integral part of these condensed financial statements.

BLACK MOUNTAIN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)
Note 1 — Organization, Business Operations and Going Concern
Organization and General
Black Mountain Acquisition Corp. (the “
Company
”) was incorporated i
n
 Delaware on February 10, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “
Initial Business Combination
”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “
Securities Act
”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 10, 2021 (date of inception) to September 30, 2021 relates to the Company’s formation and the initial public offering (the “
Initial Public Offering
”) described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in
the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.
The Company’s sponsor is Black Mountain Sponsor LLC, a Delaware limited liability company (the “
Sponsor
”).
On February 10, 2021, 5,750,000 shares of the Company’s Class B common stock (the “Founder Shares”) were issued to the Sponsor in exchange for the payment of $25,000 of deferred offering costs on behalf of the Company, or approximately $
0.004 per share. In October 2021, the Company effected a dividend of 1,150,000 of the Company’s Founder Shares, which resulted in an aggregate of 6,900,000 Founder Shares outstanding.
All shares and associated amounts have been retroactively restated to reflect the share dividend. Up to
900,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option is not exercised by the underwriters. On October 22, 2021, the underwriters fully exercised the over-allotment option; thus, Founder Shares are no longer subject to forfeiture.
The registration statement for the Company’s Initial Public Offering was declared effective on October 13, 2021 (the “
Effective Date
”). On October 18, 2021, the Company consummated its Initial Public Offering of 24,000,000 units (the “
Units
”). Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “
Class
 A common stock
”), and three quarters of one warrant of the Company (the “
Public Warrants
”), with each whole Public Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating additional gross proceeds to the Company of $
240,000,000 (see Note 3).
In connection with the Initial Public Offering, the underwriters were granted an option to purchase up to an additional 3,600,000 Units to cover over-allotments, if any. On October 21, 2021, the underwriters fully exercised their over-allotment option and, on October 22, 2021, the underwriters purchased 3,600,000 Units (the “
Over-allotment Units
”) at a price of $10.00 per unit, generating
additional
gross proceeds of $36,000,000.
On October 18, 2021, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrant Purchase Agreement, dated October 13, 2021, by and between the Company and the Sponsor (the “
Private Warrant Purchase Agreement
”), the Company completed the private sale of 11,600,000 warrants (the “
Private Placement Warrants
”) at a purchase price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $11,600,000 (such sale, the “
Private Placement
”). On October 22, 2021, simultaneously with the sale of the Over-allotment Units, the Company completed a private placement with the Sponsor for an additional 1,440,000 warrants at a price of $1.00 per warrant (the “
Additional Private Placement Warrants
” and, together with the Public Warrants and the Private Placement Warrants, the “
Warrants
”), generating gross proceeds to the Company of $1,440,000.
A total of $281,520,000, comprised of $270,480,000
 of the net proceeds from the Initial Public Offering (including the Over-allotment Units ($10.00 per Unit)) and $
11,040,000 of the proceeds of the sale of the Private Placement Warrants (including the Additional Private Placement Warrants) has been deposited in a U.S.-based trust account (the “
Trust Account
”) maintained by Continental Stock Transfer & Trust Company, acting as trustee.
Transaction costs amounted to $15,774,999 consisting of $5,520,000 of underwriting commissions, $9,660,000 of deferred underwriting commissions, and $594,999 of other offering costs, and were all charged to stockholders’ equity.

Trust Account
The proceeds held in the Trust Account were invested only in U.S. government securities with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the
Investment Company Act of 1940, as amended, and that invest only in direct U.S. government treasury obligations, as determined by the Company, or a combination thereof. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
The Company’s certificate of incorporation provides that, other than the withdrawal of interest to pay taxes (less up to $100,000 to pay dissolution expenses), none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units (the “
Public Shares
”) sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation to affect the substance or timing of its obligation to redeem 100% of such Public Shares if it has not consummated an Initial Business Combination within 18 months from the closing of the Initial Public Offering; or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within 18 months from the closing of the Initial Public Offering. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s holders (the “
Public Stockholders
”) of the Public Shares.
Initial Business Combination
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have a fair market value of at least 80% of the assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.
The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their Public Shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to pay its taxes, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to pay its taxes. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under the NYSE rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its common stock to no longer qualify for exemption from the Securities and Exchange Commission’s (the “
SEC
”) “penny stock” rules. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a stockholder will have the right to redeem his, her or its Public Shares for an amount in cash equal to his, her or its pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to pay its taxes. As a result, all such Public Shares are recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”
Pursuant to the Company’s certificate of incorporation, if the Company is unable to complete the Initial Business Combination within 18 months from the closing of the Initial Public Offering (the “
Combination Period
”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable
in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, and subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Pursuant to the Company’s certificate of incorporation, the Sponsor and the Company’s officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within the Combination Period. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.
In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The Company’s stockholders have no pre-emptive or
other subscription rights. There are no sinking fund provisions applicable to the common stock, except that the Company will provide its stockholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the Initial Business Combination, subject to the limitations described herein.
Liquidity and Capital Resources
As of September 30, 2021, the Company had $10,033 in cash and a working capital deficit of $509,967.
The Company’s liquidity needs up to September 30, 2021 had been satisfied through a payment of $25,000 in offering costs by the Sponsor in exchange for the Founder Shares (see Note 5), and borrowings under the promissory note of $195,000
. The promissory note was fully repaid on October 20, 2021 from the proceeds of the Initial Public Offering
 (
s
ee Note 5).
Subsequent to the period covered by this quarterly report on Form
10-Q
(the “
Quarterly Report
”), the Company consummated its Initial Public Offering (see Note 3) and Private Placement (See Note 4). Of the net proceeds from the Initial Public Offering and associated Private Placement, $281,520,000 of cash was placed in the Trust Account and $1,960,476 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Risks and Uncertainties
Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the periods ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $10,033 and no cash equivalents as of September 30, 2021.

Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. The Company incurred offering costs amounting to $15,774,999 as a result of the Initial Public Offering consisting of
$5,520,000 of underwriting commissions, $9,660,000 of deferred underwriting commissions, and $594,999 of other offering costs. The Offering costs were charged t
o
 stockholders’ deficit upon the completion of the Initial Public Offering.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Net Loss Per Share of Common Stock
Net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. As of September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per share of common share is the same as basic loss per share of common stock for the periods. Shares subject to forfeiture are excluded from the calculation of weighted average shares outstanding until the forfeiture restrictions lapse.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “
Income Taxes
.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary
differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a
recognition
threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The provision for income taxes was deemed to be de minimis for the period from February 10, 2021 (inception) through September 30, 2021.
Recent Accounting Pronouncements
In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis. On February 10, 2021, the date of the Company’s inception, the Company adopted the new standard.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3 — Initial Public Offering
The Company consummated its Initial Public Offering of 24,000,000 Units on October 18, 2021. Each Unit consists of one Class A common stock and three quarters of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A common stock at an exercise price of $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $240,000,000 and incurring $13,200,000 in underwriting fees comprised of an initial payment of $4,800,000 and $8,400,000 of deferred underwriting commissions.
The Company granted the underwriters in the Initial Public Offering (the “
Underwriters
”) a
45-day
option to purchase up to an aggregate of 3,600,000 additional Units to cover over-allotments, if any. On October 22, 2021, the Underwriters exercised the over-allotment option to purchase an additional 3,600,000 Units, generating aggregate gross proceeds of $36,000,000 and incurring $1,980,000 in underwriting fees comprised of an initial payment of $720,000 and $1,260,000 of deferred underwriting commissions.
On October 18, 2021, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Warrant Purchase Agreement, the Company completed the Private Placement of 11,600,000 Private Placement Warrants at a purchase price of $1.00 per warrant to the Sponsor, generating gross proceeds to the Company of $11,600,000 (the “
Private Placement Proceeds
”). On October 22, 2021, simultaneously with the sale of the Over-allotment Units, the Company completed a private placement of 1,440,000 Additional Private Placement Warrants, generating gross proceeds to the Company of $1,440,000. The Additional Private Placement Warrants are identical to the warrants included in the Units sold in the Initial Public Offering, except that the Additional Private Placement Warrants (i) will not initially be registered under the Securities Act of 1933 and therefore will not be eligible for offer, sale, transfer or other disposition unless and until so registered or an exemption from registration applies and (ii) will be subject to transfer restrictions pursuant to lock-up
provisions in a letter agreement entered with the Company.

Note 4 — Private Placement
The Sponsor purchased an aggregate of 11,600,000 Private Placement Warrants for a purchase price of $11,600,000, or $1.00 per warrant, in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Simultaneously with the underwriters’ exercise of the over-allotment option, the Sponsor purchased 1,440,000 Additional Private Placement Warrants for a purchase price of $1,440,000, or $1.00 per warrant. Each Private Placement Warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment, and will expire worthless if the Company does not complete the Initial Business Combination.
The Private Placement Warrants and the Additional Private Placement Warrants have terms and provisions that are identical to those of the warrants sold as part of the Units in the Initial Public Offering, including as to exercise price, exercisability and exercise period, except that the Private Placement Warrants and the Additional Private Placement Warrants (i) will not initially be registered under the Securities Act and therefore will not be eligible for offer, sale, transfer or other disposition unless and until so registered or an exemption from registration applies and (ii) will be subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with us that was entered into by the Sponsor and the Company’s officers and directors. The Private Placement Warrants and the Additional Private Placement Warrants will be redeemable by us in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the Units sold in the Initial Public Offering.
Note 5 — Related Party Transactions
Founder Shares
On February 10, 2021, 5,750,000 shares of the Company’s Class B common stock (the “
Founder Shares
”) were issued to the Sponsor in exchange for the payment of $25,000 of deferred offering costs on behalf of the Company, or approximately $
0.004 per share. In October 2021, the Company effected a dividend of 1,150,000 of the Company’s Founder Shares, which resulted in an aggregate of 6,900,000 Founder Shares outstanding. All share and associated amounts have been retroactively restated to reflect the share dividend. Up to 900,000
Founder Shares were subject to forfeiture to the extent that the over-allotment option is not exercised by the underwriters. On October 22, 2021, the underwriters fully exercised the over-allotment option; thus, Founder Shares are no longer subject to forfeiture.
The holders of the Founder Shares agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) 180 days after the completion of the Initial Business Combination or (ii) subsequent to the Initial Business Combination, the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.
In connection with the IPO, the Sponsor forfeited a total of 90,000 founder shares for no consideration, and 30,000 founder shares were purchased from the Company by each of the Company’s independent directors, Mel G. Riggs, Charles W. Yates and Stephen Straty, at their original purchase price (approximately $0.004 per share) or a total of $360. The excess of the fair value of the founder shares transferred ($485,640) over the original issuance price ($360
) will be accounted for as director’s compensation expense upon the initial business combination. The purchased shares shall vest upon the Company consummating an initial business combination (the “Vesting Date”). If prior to the Vesting Date, the Director is removed from office or ceases to be a Director, the Director will forfeit their founder shares to the Company. The Directors have agreed, (1) the shares may not be sold or transferred, until six months after the consummation of a business combination, (2) the shares will not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has 18 months from the date of the initial public offering to consummate a business combination, and if a business combination is not consummated, the Company will liquidate and the shares will become worthless.
The fair value of the founder shares at the grant dates was determined using an internal model using the issuance price of the Units in the IPO as a proxy adjusting for the value for the warrants included in the Units, for the probability the Company will consummate an initial Business Combination and for holding costs and no rights of redemption. Valuation of the 90,000 founder shares granted to the directors is estimated to be $486,000 or $5.40 per share. The Company will record the fair value of the transferred shares in excess of the amount paid ($485,640) as director compensation expense upon consummation of an initial Business Combination, in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 718 “Compensation-Stock Compensation”, which requires deferral of the expense recognition until after the performance condition becomes probable of being achieved. If the performance condition is a business combination or similar liquidity event, the performance condition is not deemed to be probable until it is achieved.
The holders of the Founder Shares agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) 180 days after the completion of the Initial Business Combination or (ii) subsequent to the Initial Business Combination, the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.
Related Party Loans
On February 10, 2021, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “
Note
”). This Note
is non-interest bearing and
payable upon the earlier of (i) the date that is 180 days following the date of the Note and (ii) the closing date of the Initial Public Offering. As of September 30, 2021, the Company had borrowed $195,000 on the Note. The promissory note was fully repaid on October 20, 2021 from the proceeds of the IPO.
In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest bearing
basis as may be required (“
Working Capital Loans
”). If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial

Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. To date, the Company had no borrowings under the Working Capital Loans.
Administrative Support Agreement
Commencing on the date the Units are first listed on the NYSE, October 1
4
, 2021, the Company has agreed to pay an affiliate of the Sponsor a total of $
10,000 per month for office space, utilities and secretarial and administrative support.
Note 6 — Commitments and Contingencies
Registration Rights
The holders of the Founder Shares, Private Placement Warrants, Additional Private Placement Warrants and Warrants that may be issued upon conversion of Working Capital Loans, if any, (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants, Additional Private Placement Warrants and Warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement.
The holders of at least $25 million in value of these securities are entitled to demand that the Company file a registration statement covering such securities and to require the Company to effect up to an aggregate of three underwritten offerings of such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an Initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the Underwriters a
45
-day option to purchase up to
3,600,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On October 22, 2021 the underwriters fully exercised their option.
The underwriters were paid a cash underwriting discount of two percent (2%) of the gross proceeds of the Initial Public Offering and subsequent exercise of the over-allotment option, or $5,520,000. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% or $9,660,000 of the gross proceeds of the Initial Public Offering held in the Trust Account upon the completion of the Company’s Initial Business Combination subject to the terms of the underwriting agreement.
Note 7 — Stockholder’s Equity
Preferred Stock
 — The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, there were no shares of Class A common stock issued or outstanding.
Class
 B Common Stock
 — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 6,900,000 shares of Class B common stock issued and outstanding, which such amount having been restated to reflect the share dividend in October 2021 as discussed in Note 5. Of the 6,900,000 shares of Class B common stock outstanding, up to 900,000 shares of Class B common stock were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part so that the Founder Shares will collectively represent 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On October 22, 2021 the underwriters fully exercised their over-allotment option; thus, no Founder Shares are subject to forfeiture.
Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders, except as required by law. Each share of common stock will have one vote on all such matters.
The Class B common stock will automatically convert into Class A common stock at the time of the Initial Business Combination on a one-for-one basis, subject
to adjustment for net of redemptions, merger consideration, Private Placement Warrants and any securities issued to affiliates, and the like and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering a
n
d related to the closing of the Initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of our Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20%
of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (after giving effect to any redemptions of shares of Class A common stock by public stockholders and excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Initial Business Combination and any private placement warrants issued to the Sponsor, officers and directors upon conversion of working capital loans).
Warrants
 — Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation. The Warrants will become exercisable 30 days after the completion of an Initial Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a “cashless basis” and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed.
In addition, if (i) the Company issues additional Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the Initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “
Newly Issued Price
”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our Initial Business Combination on the date of the consummation of the Initial Business Combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (A) the Market Value or (B) the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Redemption of Warrants” will be adjusted (to the nearest cent) to be equal to 180% of the Newly Issued Price.
Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Private Placement Warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the Initial Public Offering, including as to exercise price, exercisability and exercise period, except that the Private Placement Warrants (i) will not initially be registered under the Securities Act and therefore will not be eligible for offer, sale, transfer or other disposition unless and until so registered or an exemption from registration applies and (ii) will be subject to transfer restrictions pursuant to lock-up provisions
in a letter agreement with us to be entered into by the Sponsor and the Company’s officers and directors.
Redemption of Warrants
Once the Warrants become exercisable, the Company may redeem the outstanding Warrants:

•	in whole and not in part;

•	at a price of $0.01 per Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, or the 30 -day redemption period, to each warrantholder; and

•
if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period commencing once the Warrants become exercisable and ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrantholders.

The Company will not redeem the Warrants as described above unless (i) a registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period
or (ii) the Company has elected to require exercise of the Warrants on a “cashless basis” as described below. If the foregoing conditions are satisfied and the Company issued a notice of redemption of the Warrants, each warrantholder will be entitled to exercise its Warrant prior to the scheduled redemption date. However, the price of the shares of Class A common stock may fall below the $18.00 redemption trigger price (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) as well as the $11.50 Warrant exercise price (for whole shares) after the redemption notice is issued.
If the Company calls the Warrants for redemption as described above, the Company’s management will have the option to require all, but not less than all, warrantholders to exercise their Warrants on a “cashless basis.” In the event any Warrants are exercised on a “cashless basis,” each exercising warrantholder would pay the exercise price by surrendering the Warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (i) the product of (A) the number of shares of our Class A common stock underlying the Warrants and (B) the excess of the “fair market value” (defined below) over the exercise price of the Warrants by (ii) such fair market value. For purposes of this section, the “fair market value” shall mean the average last reported sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of Warrant exercise is sent to the warrantholder or its securities broker or intermediary.
If and when the Warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
In no event will the Company be required to net cash settle any Warrant. If the Company is unable to complete an Initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Warrants will not receive any of such funds with respect to their Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Warrants. Accordingly, the Warrants may expire without value to the holder.
The Company
 will
account for the 31,040,000 warrants issued in connection with the
Initial
Public Offering (including 18,000,000 Public Warrants and 13,040,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. The Company’s management has examined the Warrant Agreement and determined that, based on the Warrant Agreement, the warrants will b
e
 classified in stockholders’ equity.

Note 8 — Subsequent Events
Management has evaluated the impact of subsequent events to determine if events or transactions occurring through the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as noted below.
Other than the events described in the Notes above, including completion of the IPO and additional offering, sale of the Private Placement Warrants, the share dividend for the Class B shares, and the issuance of Class B shares to our independent directors, management did not identify any other material subsequent events
.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to “we,” “us,” “our” or the “Company” are to Black Mountain Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some statements contained in this Quarterly Report on Form
10-Q
are forward-looking statements in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report on Form
10-Q
are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our ability to complete our Initial Business Combination, particularly in light of disruption that may result from limitations imposed by the COVID-19 outbreak;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Initial Business Combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Initial Business Combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our Initial Business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties;

•	our financial performance following the Initial Public Offering; or

•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
The forward-looking statements contained in this Quarterly Report on Form
10-Q
are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section entitled “Risk Factors” in our prospectus filed with the SEC on October 15, 2021. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Overview
We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.
Our entire activity for the period from February 10, 2021 (inception) through September 30, 2021 relates to our formation and the initial public offering (the “
Initial Public Offering
”), described below, and since the closing of the Initial Public Offering, the search for a prospective acquisition target for our Initial Business Combination. We have selected December 31 as our fiscal year end.
Our Sponsor is Black Mountain Sponsor, LLC, a Delaware limited liability company (the “
Sponsor
”). The registration statement for the Initial Public Offering was declared effective on October 13, 2021. On October 18, 2021, we consummated the Initial Public Offering of 24,000,000 units (the “
Units
”). Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “
Class
 A Common Stock
”), and three quarters of one warrant of the Company (the “
Public Warrants
”), with each whole Public Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $240,000,000.
In connection with the Initial Public Offering, the underwriters were granted an option to purchase up to an additional 3,600,000 Units to cover over-allotments, if any. On October 21, 2021, the underwriters fully exercised its over-allotment option and, on October 22, 2021, the underwriters purchased 3,600,000 Units (the “
Over-allotment Units
”) at a price of $10.00 per unit, generating net proceeds to the Company of $36,000,000.
On October 18, 2021, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, dated October 13, 2021, by and between the Company and the Sponsor (the “
Private Warrant Purchase Agreement
”), we completed the private sale (the “
Private Placement
”) of 11,600,000 warrants (the “
Private Placement Warrants
”) at a purchase price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds of $11,600,000. On October 22, 2021, simultaneously with the sale of the Over-allotment Units, we completed a private placement with the Sponsor for an additional 1,440,000 warrants at a price of $1.00 per warrant (the “
Additional Private Placement Warrants
” and, together with the Public Warrants and the Private Placement Warrants, the “
Warrants
”), generating gross proceeds to the Company of $1,440,000.
A total of $281,520,000, comprised of $270,480,000 of the net proceeds from the Initial Public Offering (including the Over-allotment Units) and $11,040,000 of the proceeds of the sale of the Private Placement Warrants (including the Additional Private Placement Warrants) has been deposited in a U.S.-based trust account (“
Trust Account
”) maintained by Continental Stock Transfer & Trust Company, acting as trustee.
As indicated in the accompanying condensed financial statements, at September 30, 2021, we had $10,033 in cash. We expect to incur significant costs in the pursuit of our Initial Business Combination plans. We cannot assure you that we will identify any suitable target candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to effectuate the Initial Public Offering. We will not generate any operating revenues until after completion of our Initial Business Combination. We will generate non-operating
revenue in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements included in our prospectus filed with the SEC on October 15, 2021. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Initial Business Combination candidates.

For the period from February 10, 2021 (inception) through September 30, 2021, we had a net loss of $1,142, which consisted of $1,142 in formation costs.
For the quarter ended September 30, 2021, we had a net loss of $298, which consisted of $298 in formation costs.
Liquidity and Capital Resources
As of September 30, 2021, we had $10,033 in cash and a working capital deficit of $509,967.
Our liquidity needs up to September 30, 2021 had been satisfied through a payment of $25,000 in offering costs by the Sponsor in exchange for the Founder Shares, and borrowings under the promissory note of $195,000. The promissory note was fully repaid on October 20, 2021 from the proceeds of the IPO.
Subsequent to the period covered by this quarterly report on Form 10-Q (the “Quarterly Report”), we consummated our IPO and Private Placement. Of the net proceeds from the IPO and associated Private Placements, $281,520,000 of cash was placed in the Trust Account and $1,960,476 of cash was held outside of the Trust Account and is available for working capital purposes.
In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.
Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Related Party Transactions
Founder Shares
On February 10, 2021, our Sponsor acquired 5,750,000 founder shares in exchange for a capital contribution of $25,000. Prior to the initial investment in the Company of $25,000 by our Sponsor, the Company had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. In October, we effected a dividend of 1,150,000 of our Founder Shares, which resulted in our Sponsor owning 6,900,000 Founder Shares. In connection with our Initial Public Offering, our Sponsor forfeited a total of 90,000 Founder Shares, and 30,000 Founder Shares were then issued to each of the independent directors, Mel G. Riggs, Charles W. Yates and Stephen Straty, at their original purchase price.
The holders of the Founder Shares agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) 180 days after the completion of the Initial Business Combination or (ii) subsequent to the Initial Business Combination, the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the private placement warrants or warrants that may be issued upon conversion of working capital loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A common stock). The holders of at least $25 million in value of these securities are entitled to demand that we file a registration statement covering such securities and to require us to effect up to an aggregate of three underwritten offerings of such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our Initial Business Combination.
Related Party Working Capital Loan
In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest bearing
basis as may be required (“
Working Capital Loans
”). If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of the Initial Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Initial Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. To date, the Company had no borrowings under the Working Capital Loans.
Related Party Promissory Note
On February 10, 2021, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the Proposed Public Offering pursuant to an unsecured promissory note (the “Note”). This Note is non-interest bearing and
payable upon the earlier of (i) the date that is 180 days following the date of the Note and (ii) the closing date of the IPO. As of September 30, 2021, there was $195,000 outstanding under the Note. The Note was fully repaid on October 20, 2021 from the proceeds of the IPO.

Administrative Support Agreement
Beginning on October 14, 2021, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support.
Critical Accounting Policies and Estimates
The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates effecting our financial statements:
Class A Common Stock Subject to Possible Redemption
As a result of the right of stockholders to redeem their Public Shares in connection with a tender offer for shares or an Initial Business Combination, all such Public Shares are recorded at redemption amount and classified as temporary equity upon the completion of the IPO, in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.”
Net Income (Loss) per Share
Net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. We apply the two-class
method in calculating earnings per share. Adjustment associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
Contractual Obligations
As of September 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. Beginning on October 14, 2021, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2021, we did not have any accrued administrative support.
The underwriters of the Initial Public Offering were entitled to underwriting discounts and commissions of 5.5%, of which 2% ($5,520,000) was paid at the closing of the Initial Public Offering and 3.5% ($9,660,000) was deferred. The deferred underwriting discounts and commissions will become payable to the underwriters upon the consummation of the Initial Business Combination and will be paid from the amounts held in the Trust Account. The underwriters are not entitled to any interest accrued on the deferred underwriting discounts and commissions.
JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (a) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the JOBS Act, (b) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (c) comply with any requirement that may be adopted by the Public Company Accounting and Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (d) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the closing of the Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined in Item 10 of Regulation
S-K
and are not required to provide the information otherwise required by this item.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were effective.
Changes in Internal Control over Financial Reporting
As of the period ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form
10-Q
include the risks described in our prospectus filed with the SEC on October 15, 2021. Any of these factors could result in a significant or material adverse effect on our business, financial condition or future results. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risks disclosed in our prospectus filed with the SEC on October 15, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales
On February 10 2021, the Sponsor acquired 5,750,000 Founder Shares for an aggregate purchase price of $25,000, consisting of 5,750,000 shares of Class B common stock. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of the Initial Public Offering. In October 2021, we effected a dividend of 1,150,000 of our Founder Shares, which resulted in our Sponsor owning 6,900,000 Founder Shares. In connection with our Initial Public Offering, our Sponsor forfeited a total of 90,000 Founder Shares, and 30,000 Founder Shares were then issued to each of the independent directors, Mel G. Riggs, Charles W. Yates and Stephen Straty, at their original purchase price. The Founder Shares were issued in connection with our organization pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.
On October 18, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrant Purchase Agreement the Company completed the sale of 11,600,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $11,600,000. On October 22, 2021, simultaneously with the sale of the Over-allotment Units, the Company completed a private placement with the Sponsor for 1,440,000 Additional Private Placement Warrants, generating gross proceeds to the Company of $1,440,000.
Use of Proceeds
On October 18, 2021, the Company consummated its Initial Public Offering of 24,000,000 Units. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $240,000,000. In connection with the Initial Public Offering, the underwriters were granted an option to purchase up to an additional 3,600,000 Units to cover over-allotments, if any. October 21, 2021, the underwriters fully exercised its over-allotment option and, on October 22, 2021, the underwriters purchased 3,600,000 Over-allotment Units at a price of $10.00 per unit, generating proceeds of $36,000,000.
On October 18, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrant Purchase Agreement the Company completed the sale of 11,600,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $11,600,000. On October 22, 2021, simultaneously with the sale of the Over-allotment Units, the Company completed a private placement with the Sponsor for 1,440,000 Additional Private Placement Warrants, generating gross proceeds to the Company of $1,440,000. A total of $281,520,000, comprised of $270,480,000 of the net proceeds from the Initial Public Offering (including the Over-allotment Units) and $11,040,000 of the proceeds of the sale of the Private Placement Warrants (including the Additional Private Placement Warrants) has been deposited in the Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee.
EarlyBirdCapital, Inc. and Stephens Inc. served as representatives of the underwriters for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act pursuant to a registration statement on Form
S-1
(File
No. 333-259469)
(the “
Registration Statement
”) and on Form
S-1
MEF (File
No. 333-260233)
(the “
Additional Registration Statement
”, and together with the Registration Statement, the “
Registration Statements
”). The SEC declared the Registration Statements effective on October 13, 2021.

From February 10, 2021 (inception) through the closing of the Initial Public Offering and the underwriters’ full exercise of the over-allotment option, we incurred approximately $15,774,999 for costs and expenses related to the Initial Public Offering. In connection with the closing of the Initial Public Offering, we paid a total of approximately $5,520,000 million in underwriting discounts and commissions. In addition, the underwriters agreed to defer approximately $9,660,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the Initial Business Combination. There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus filed with the SEC on October 18, 2021.
After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $9,660,000, which amount will be payable upon consummation of the Initial Business Combination) and offering expenses, the total net proceeds from our Initial Public Offering and the Private Placement were approximately $289,040,000, of which approximately $281,520,000 (or $10.20 per Unit sold in the Initial Public Offering) was placed in the Trust Account.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
Exhibits designated by an asterisk (*) are filed herewith and those designated by two asterisks (**) are furnished herewith; all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-40907), filed on October 19, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-259469), filed on September 24, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-259469), filed on September 24, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-259469), filed on September 24, 2021).

4.4	Warrant Agreement, dated October 13, 2021, between the Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-40907), filed on October 19, 2021).

10.1	Promissory Note, dated February 10, 2021, issued to Sponsor by the Registrant (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-259469), filed on September 24, 2021).

10.2	Form of Letter Agreement, dated October 13, 2021, among the Registrant and its officers and directors and Sponsor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-40907), filed on October 19, 2021).

Exhibit Number	Description

10.3	Investment Management Trust Agreement, dated October 13, 2021, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File No. 001-40907), filed on October 19, 2021).

10.4	Registration Rights Agreement, dated October 13, 2021, among the Registrant and certain security holders (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission File No. 001-40907), filed on October 19, 2021).

10.5	Administrative Services Agreement, dated October 13, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (Commission File No. 001-40907), filed on October 19, 2021).

10.5	Private Placement Warrants Purchase Agreement, dated October 13, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission File No. 001-40907), filed on October 19, 2021).

10.6	Promissory Note, dated February 10, 2021, issued to Sponsor by the Registrant (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-259469), filed on September 24, 2021).

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-259469), filed on September 24, 2021).

10.8	Securities Subscription Agreement, dated February 10, 2021, between the Registrant and Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-259469), filed on September 24, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 29th day of November, 2021.

BLACK MOUNTAIN ACQUISITION CORP.

/s/ Rhett Bennett
Name: Rhett Bennett
Title: Chief Executive Officer

/s/ Jacob Smith
Name: Jacob Smith
Title: Chief Financial Officer, Chief Accounting Officer and Secretary