Form 10-K
period 2021-12-31
Black Mountain Acquisition Corp.
filed 2022-04-14
CIK 1848020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
001-40907

BLACK MOUNTAIN ACQUISITION CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware	86-2013849
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

425 Houston Street, Suite 4500 Fort Worth, TX 76102	76102
(Address of Principal Executive Offices)	(Zip Code)

(817) 698-9901
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and three quarters of one warrant	BMAC.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	BMAC	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	BMAC WS	The New York Stock Exchange
Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
The registrant’s units, each consisting of one share of Class A common stock and three quarters of one warrant, began trading on the New York Stock Exchange on October 14, 2021. Commencing November 12, 2021, holders of the units were permitted to elect to separately trade the shares of Class A common stock and warrants included in the units. On December 31, 2021, the last business day of the registrant’s most recently completed fourth fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates
of the registrant was $271,308,000
1
based on the closing sales price of the registrant’s common stock on such date as reported on the New York Stock Exchange. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant’s common stock of which the registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As of April 1
4
,
2022
, 27,600,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.
Documents Incorporated by Reference: None.

i

CERTAIN TERMS
References to the “Company,” “our,” “us” or “we” refer to Black Mountain Acquisition Corp., a blank check company incorporated on February 10, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form
10-K
as our “initial business combination.” References to our “Sponsor” refer to Black Mountain Sponsor LLC, a Delaware limited liability company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “Public Offering” refer to our initial public offering, which closed on October 18, 2021 (the “Closing Date”). References to “public shares” are to shares of our Class A common stock sold as part of the units in our Public Offering. References to “public stockholders” are to the holders of our public shares.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY
Some statements contained in this Annual Report on Form
10-K
are forward-looking statements in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Annual Report on Form
10-K
are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Forward-looking statements in this Annual Report on Form
10-K
may include, for example, statements about:

•
our ability to complete our initial business combination, particularly in light of disruption that may result from limitations imposed by the
COVID-19
outbreak and other events (such as terrorist attacks, natural disasters or other significant outbreaks of infectious diseases);

•	our being a company with no operating history and no revenues;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to select an appropriate target business or businesses;

•	our expectations around the performance of the prospective target business or businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance; or

•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
The forward-looking statements contained in this Annual Report on Form
10-K
are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Summary Risk Factors
Investing in our common stock involves risks that relate to, among other things, our lack of an operating history, our ability to consummate an initial business combination, governmental policies and regulations and competition with other special purpose acquisition companies (“SPACs”) for attractive targets. The risks described under the heading “Risk Factors” included elsewhere in this Annual Report on Form
10-K
may cause us to be unable to successfully execute all or part of our strategy. Some of the most significant challenges and risks we face include the following:
Risks Relating to a Special Purpose Acquisition Company and our Securities

•	We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•
Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

•
If we seek stockholder approval of our initial business combination, our Sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

•	We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

•
The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Risks Relating to our Search for, Consummation of, or Inability to Consummate a Business Combination and Post-Business Combination Risks

•
Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

•	Because we intend to seek a business combination with a target business in the energy industry in North America, we expect our future operations to be subject to risks associated with this sector.

•
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

•
As the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

Risks Relating to our Sponsor and Management Team

•	Past performance by our management team or entities associated with members of our management may not be indicative of future performance of an investment in the Company.

•	We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s areas of expertise.

•	We are dependent upon our officers and directors, and their loss could adversely affect our ability to operate.

•
Since only holders of our Founder Shares have the right to vote on the election of directors prior to our initial business combination, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies.

•
Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

General Risk Factors

•
Any restatements of our financial results, or the time required to evaluate possible errors, may impact the market price for our Class A common stock and our ability to complete a business combination on a timely basis.

•	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

•	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

v

PART I

Item 1.	Business.
Introduction
We are a blank check company incorporated on February 10, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.
In February 2021, we issued an aggregate of 5,750,000 shares of our Class B common stock (the “Founder Shares”) to our Sponsor in exchange for a capital contribution of $25,000, a purchase price of approximately $0.004 per share. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of our initial public offering (our “Public Offering”). The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. In October 2021, in connection with our Public Offering, our Sponsor forfeited a total of 90,000 Founder Shares to us for no consideration, and we then issued 30,000 Founder Shares to each of our three independent directors at their original purchase price. Also in October 2021, in connection with our Public Offering, we effected a stock dividend of 1,150,000 Founder Shares on the Founder Shares, which resulted in our Sponsor owning 6,810,000 Founder Shares. Such stock dividend has been accounted for retroactively to all periods. The holders of our Founder Shares prior to our Public Offering are referred to in this Annual Report on Form
10-K
as our “initial stockholders.”
On the Closing Date, we consummated our Public Offering of 24,000,000 units (the “Units”) and, on October 22, 2021, the underwriters in our Public Offering purchased an 3,600,000 additional Units upon the full exercise of their over-allotment option, resulting in the sale of 27,600,000 Units in the aggregate. The Units were sold at a price of $10.00 per unit, generating gross proceeds to us of $276,000,000. Each Unit consists of one share of our Class A common stock and three quarters of one warrant. Each whole warrant (a “public warrant”) entitles the holder thereof to purchase one whole share of our Class A common stock at a price of $11.50 per share, subject to adjustment, and only whole warrants are exercisable. The warrants will become exercisable on the 30th day after the completion of our initial business combination and will expire five years after the completion of our initial business combination or earlier upon redemption or liquidation.
On the Closing Date, simultaneously with the consummation of our Public Offering, we completed a private placement of 11,600,000 private placement warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per warrant to our Sponsor, generating gross proceeds to us of approximately $11,600,000 and, on October 22, 2021, simultaneously with the consummation of the over-allotment option, we completed a private placement of 1,440,000 additional Private Placement Warrants at a purchase price of $1.00 per warrant to our Sponsor, generating additional gross proceeds to us of approximately $1,440,000 (such private placements, collectively, the “Private Placement”). Each Private Placement Warrant entitles the holder to purchase one whole share of our Class A common stock at $11.50 per share. The Private Placement Warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.
Approximately $281,520,000 of the net proceeds from our Public Offering and the Private Placement has been deposited in a trust account established for the benefit of our public stockholders (the “Trust Account”).
We received gross proceeds from our Public Offering and the sale of the Private Placement Warrants of $276,000,000 and $13,040,000, respectively, for an aggregate of $289,040,000. $281,520,000 of the gross proceeds were deposited into the Trust Account. The $281,520,000 of net proceeds held in the Trust Account includes $9,660,000 of deferred underwriting discounts and commissions that will be released to the underwriters of our Public Offering upon completion of our initial business combination. Of the gross proceeds from our Public Offering and the sale of the Private Placement Warrants that were not deposited in the Trust Account, $5,520,000 was used to pay underwriting discounts and commissions in our Public Offering, approximately $195,000 was used to repay loans and advances from our Sponsor, and the balance was reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

The Founder Shares that we issued prior to the Closing Date will automatically convert into shares of our Class A common stock at the time of our initial business combination on a one-for-one
basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in our Public Offering and related to the closing of the initial business combination, the ratio at which the shares of our Class B common stock will convert into shares of our Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of our Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of our Class A common stock issuable upon conversion of all issued and outstanding shares of Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of our Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial business combination (after giving effect to any redemptions of shares of our Class A common stock by public stockholders and excluding any shares or equity-linked
securities issued, or to be issued, to any seller in the business combination and any private placement warrants issued to our Sponsor, any affiliate of our Sponsor or any of our officers or directors upon conversion of any working capital loans).
On November 9, 2021, we announced that, commencing November 12, 2021, holders of the Units sold in our Public Offering may elect to separately trade the shares of Class A common stock and public warrants included in the Units. The shares of Class A common stock and public warrants that are separated will trade on the New York Stock Exchange (“NYSE”) under the symbols “BMAC” and “BMAC WS,” respectively. Those Units not separated will continue to trade on the NYSE under the symbol “BMAC.U”
Our Company
The Company was established by Rhett Bennett, founder of various natural resource companies in the oil and gas, metals and other sectors (the “Black Mountain Entities”), including Black Mountain Oil & Gas LLC, Black Mountain Oil & Gas II LLC, Black Mountain Sand LLC, Black Mountain Metals LLC, Black Mountain Minerals LLC, Wing Resources LLC and Black Mountain Midstream LLC, many of which he continues to lead as Chief Executive Officer. Since 2007, Rhett Bennett has led the growth of the Black Mountain Entities across several business units, including exploration and production operations, commercial saltwater disposal, midstream and in-basin
frac sand mining. We believe that the experience, capabilities and strong reputation of Rhett Bennett and the other members of our management team will make us an attractive partner to potential target businesses, enhance our ability to complete a successful business combination and bring value to the business following such combination.
We believe that there are currently many attractive investment opportunities in the energy sector. Low commodity prices have stressed the balance sheets and financial and operational flexibility of many companies and have resulted in a number of restructurings, forced corporate sales, mergers and the disposition of assets. Additionally, public equity and debt providers have substantially reduced their investments in the exploration and production sector, which has raised the cost of capital for most non-investment
grade exploration and production companies and limited M&A transaction volume due to the decrease in qualified buyers. Certain company and asset valuations in the energy sector have reached historic lows as a result of current market dislocation. We believe these market conditions have also put a focus on technologies that can increase oil and gas productivity and reduce costs.
We intend to identify and acquire a business that could benefit from a hands-on
owner with extensive transactional, financial, managerial and investment experience in the energy value chain that presents potential for an attractive risk-adjusted return profile under our stewardship. Even fundamentally sound companies can often underperform their potential due to underinvestment, a temporary period of dislocation in the markets in which they operate, over-levered capital structures, excessive cost structures, incomplete management teams and/or inappropriate business strategies. We believe that our management team has a unique and differentiated perspective based upon our broad, 24-year heritage investing across global energy markets. We believe that we are well positioned to identify attractive risk-adjusted returns in the marketplace and that our contacts and transaction sources, ranging from industry executives, private owners, private equity funds and investment bankers will enable us to pursue a broad range of opportunities. We believe many businesses in the exploration and production industry or broader energy value chain could benefit from access to public markets but have been unable to do so due to a number of factors, including the time and expense required to conduct a traditional initial public offering, market volatility and pricing uncertainty.

Past performance of our management team or businesses associated with Rhett Bennett or any of our other officers or directors is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of such businesses or our officers and directors as indicative of our future performance of an investment in the Company or the returns the Company will, or is likely to, generate going forward.
In addition, our officers have agreed not to act as officers of other blank check companies until the earlier of our execution of a definitive agreement for an initial business combination, our liquidation or such time as such officer ceases to be an officer of the company. However, our Sponsor, officers and directors may act as investors or directors or otherwise participate in other blank check companies during the period in which we are seeking an initial business combination. Any such company may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates, though we do not currently expect that any such other blank check company would materially affect our ability to complete an initial business combination.
Human Capital Management
We currently have two officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.
Periodic Reporting and Financial Information
We have registered our Units, Class A common stock and public warrants under the Securities Exchange Act of 1934, as amended (the “Exchange Act’), and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.
We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials (as applicable) sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), or reconciled to GAAP, or International Financial Reporting Standards (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (the “PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that any applicable requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

Item 1A.	Risk Factors.
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form
10-K,
including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

I.	Risks Relating to a Special Purpose Acquisition Company and our Securities:
We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a newly formed company with no operating results, and we did not commence operations until obtaining funding through our Public Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.
Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
We may choose not to hold a stockholder vote to approve our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirements. Except as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete.
If we seek stockholder approval of our initial business combination, our Sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
Our Sponsor, officers and directors have agreed to vote their Founder Shares, as well as any public shares purchased by them following our Public Offering in favor of our initial business combination. As a result, in addition to our initial stockholders’ Founder Shares, approval of our initial business combination would require the affirmative vote of only (i) 10,350,001, or 37.5%, of the 27,600,000 public shares issued and outstanding as of April 14, 2022, assuming that all outstanding shares are voted, or (ii) 1,725,001, or 6.25%, of the 27,600,000 public shares issued and outstanding as of
April 14
, 2022, assuming that only the minimum number of shares representing a quorum are voted. Our initial stockholders own shares representing 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received.
Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.
If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.
In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE. Under Section 211(b) of the Delaware General Corporation Law, as amended (“DGCL”), we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus, we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.
The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.
Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our Public Offering, our initial stockholders and their respective permitted transferees can demand that we register the resale of the Class A common stock into which their Founder Shares are convertible at the time of our initial business combination. In addition, holders of our private placement warrants and their permitted transferees can demand that we register the resale of the private placement warrants and the shares of Class A common stock issuable upon exercise of the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants. Assuming the Founder Shares convert on a one-for-one
basis and no warrants are issued upon conversion of working capital loans, an aggregate of up to 6,900,000 shares of Class A common stock and up to 13,040,000 warrants are subject to registration under these agreements. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders, holders of our private placement warrants, holders of working capital loans or their respective permitted transferees are registered for resale.
Our warrants and Founder Shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our business combination.
We issued warrants to purchase 20,700,000 shares of Class A common stock as part of the units offered in our Public Offering and, in connection with the closing of our Public Offering and the underwriters’ full exercise of their over-allotment option, we issued in private placements an aggregate of 13,040,000 private placement warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share. Our initial stockholders currently own 6,900,000 Founder Shares. The Founder Shares are convertible into shares of Class A common stock on a one-for-one
basis, subject to adjustment for share splits, share dividends, reorganizations, recapitalizations and the like and subject to further adjustment as set forth herein. In addition, if our Sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants of the post business combination entity, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. To the extent we issue shares of Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business combination. Therefore, our warrants and Founder Shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Because each unit contains three quarters of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.
Each unit contains three quarters of one warrant. Pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon the completion of a business combination since the warrants will be exercisable in the aggregate for three quarters of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.
A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.
Unlike most blank check companies, if we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by our board of directors, and, in the case of any such issuance to our Sponsor or its affiliates, without taking into account any Founder Shares held by our Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”); (ii) the aggregate gross proceeds from any such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the volume weighted average trading price (“VWAP”) of our Class A common stock during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (A) the Market Value or (B) the Newly Issued Price. In addition, the redemption trigger price (at which the Class A common stock must trade for any 20 trading days within a 30 trading day period in order for the Company to have the right to redeem the outstanding warrants) will be adjusted (to the nearest cent) from $18.00 per share to an amount per share equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.
Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrantholders to obtain a favorable judicial forum for disputes with the Company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of, and to have consented to, the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder will be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrantholder in any such enforcement action by service upon such warrantholder’s counsel in the foreign action as agent for such warrantholder.
This
choice-of-forum
provision may limit a warrantholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
We may amend the terms of the warrants in a manner that may be adverse to holders of the warrants with the approval by the holders of at least 50% of the then outstanding public warrants, the holders of at least 50% of all then outstanding warrants or the holders of at least 50% of the private placement warrants, as applicable. As a result, the exercise price of your warrants could be increased, the warrant could be converted into cash or stock (at a ratio different than initially provided), the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants were issued under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. All other modifications or amendments will require the written consent or vote of the registered holders of (i) at least 50% of the then outstanding public warrants if such modification or amendment is being undertaken prior to, or in connection with, the consummation of an initial business combination, (ii) at least 50% of all then outstanding warrants (both public warrants and private placement warrants) if such modification or amendment is being undertaken after the consummation of an initial business combination or (iii) solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, at least 50% of the then outstanding private placement warrants. Although our ability to amend the terms of the warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.
We may redeem your unexpired warrants prior to their expiration at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met.
If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.
Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our common stock to no longer qualify for exemption from the SEC’s “penny stock” rules. As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
Our ability to require holders of our warrants to exercise such warrants on a “cashless basis” if there is no effective registration statement covering the Class A common stock issuable upon exercise of these warrants will cause holders to receive fewer shares of Class A common stock upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.
If our shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that our shares of Class A common stock satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act, and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. “Cashless exercise” means the warrantholder pays the exercise price by giving up some of the shares for which the warrant is being exercised, with those shares valued at the then-current market price. Accordingly, to exercise the warrants on a “cashless basis,” each holder would pay the exercise price by surrendering the warrants in exchange for a number of shares of Class A common stock equal to the quotient obtained by dividing (i) the product of (A) the number of shares of our Class A common stock underlying the warrants and (B) the difference between the exercise price of the warrants and the “fair market value” by (ii) such fair market value. For purposes of this section, the “fair market value” shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of the warrants.
In addition, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrantholders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a “cashless basis.” For purposes of calculating the number of shares issuable upon such cashless exercise, the “fair market value” shall mean the VWAP of the Class A common stock for the 10 trading day period ending on the trading day prior to the date on which notice of exercise is received by the warrant agent.
If we choose to require holders to exercise their warrants on a “cashless basis,” which we may do at our sole discretion, or if holders elect to do so when there is no effective registration statement, the number of shares of our Class A common stock received by a holder upon exercise of a warrant will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 warrants at $11.50 per share through a cashless exercise when the shares of Class A common stock have a fair market value per share of $17.50 per share, then, upon the cashless exercise of such warrants, the holder will receive 300 shares of Class A common stock. The holder would have received 875 shares of Class A common stock if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrantholder will hold a smaller number of shares of Class A common stock upon a cashless exercise of the warrants they hold.

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price for our shares at the time.
In connection with our initial business combination, we may issue shares to investors in private placement transactions at a price of $10.00 per share. The purpose of such issuances would be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be significantly less than the market price for our shares at such time.
An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences for an investor.
An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences for an investor. For instance, because there is no authority that directly addresses the U.S. federal income tax implications of instruments similar to the units we are issuing in this offering, the allocation an investor makes of the purchase price of a unit between the share of our Class A common stock and the partial warrant to purchase Class A common stock included in each unit could be challenged by the Internal Revenue Service. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants is unclear under current law. Additionally, it is unclear whether the redemption rights with respect to our shares of Class A common stock suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A common stock is long-term capital gain or loss and for determining whether any dividend we pay would be eligible for favorable U.S. federal income tax treatment. Each prospective investor is urged to consult with and rely solely upon its own tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.
We may be subject to an increased rate of tax on our income if we are treated as a personal holding company (a
“PHC”
) for U.S. federal income tax purposes.
A U.S. corporation generally will be classified as a PHC for U.S. federal income tax purposes in a given taxable year if (i) at any time during the last half of such taxable year, five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax-exempt
organizations, pension funds and charitable trusts) own or are deemed to own (pursuant to certain constructive ownership rules) more than 50% of the stock of the corporation by value and (ii) at least 60% of the corporation’s adjusted ordinary gross income, as determined for U.S. federal income tax purposes, for such taxable year consists of PHC income (which includes, among other things, dividends, interest, certain royalties, annuities and, under certain circumstances, rents).
Depending on the date and size of our initial business combination, at least 60% of our adjusted ordinary gross income may consist of PHC income as discussed above. In addition, depending on the concentration of our stock in the hands of individuals, including the members of our sponsor and certain tax-exempt
organizations, pension funds and charitable trusts, more than 50% of our stock may be owned or deemed owned (pursuant to the constructive ownership rules) by five or fewer such persons during the last half of a taxable year.
The provisions of our amended and restated certificate of incorporation that relate to our pre-business
combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 50% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business
combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the appointment of directors, which require the approval of a majority of at least 90% of our common stock voting at a stockholder meeting) related to pre-business
combination activity (including the requirement to deposit proceeds of our Public Offering and the related private placements of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 50% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 50% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who beneficially own 20% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business
combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.
Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 18 months from the closing of our Public Offering or (ii) with respect to any other provision relating to the rights of holders of our Class A common stock or pre-initial
business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, officers and directors. Our public stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.
Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.
Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.
Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions (other than actions arising under the Securities Act or the Exchange Act) may be brought only in the Court of Chancery in the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, any other court located in the State of Delaware with subject matter jurisdiction) and, if brought outside of Delaware, the stockholder bringing such suit will be deemed to have consented to service of process on such stockholder’s counsel. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us and our directors, officers or other employees and may have the effect of discouraging lawsuits against our directors and officers. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers, advisors and their respective affiliates may elect to purchase shares or public warrants from public stockholders or public warrantholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their respective affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our Sponsor directors, officers, advisors or any of their respective affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of the NYSE. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.
In the event that our Sponsor, directors, officers, advisors or any of their respective affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent the purchasers are subject to such reporting requirements.
In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy solicitation or tender offer materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A common stock or pre-initial
business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 18 months from the closing of our Public Offering, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within 18 months from the closing of our Public Offering for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 18 months from the closing of our Public Offering before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
You will not be entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of our Public Offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will qualify for exemption from the SEC’s “penny stock” rules and will file a Current Report on Form
8-K,
including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 20% of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.
While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance, including if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.20 per share.
Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of our Public Offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 18th month from the closing of our Public Offering in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of our Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.
Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of Class A common stock, par value $0.0001 per share, 50,000,000 shares of Class B common stock, par value $0.0001 per share, and 5,000,000 undesignated shares of preferred stock, par value $0.0001 per share. There are 472,400,000 and 43,100,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants, or shares of Class A common stock issuable upon conversion of shares of Class B common stock. Our Class B common stock is automatically convertible into Class A common stock at the time of our initial business combination, initially at a one-for-one
ratio but subject to adjustment as set forth herein. There are no shares of preferred stock issued and outstanding. Shares of our Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one
ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination. Shares of our Class B common stock are also convertible at the option of the holder at any time.
We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors in our Public Offering;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.
Unlike some other similarly structured blank check companies, our initial stockholders will receive additional shares of Class A common stock if we issue shares to consummate an initial business combination.
The Founder Shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one
basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities convertible or exercisable for shares of Class A common stock are issued or deemed issued in excess of the amounts sold in our Public Offering and related to the closing of our initial business combination, the ratio at which Founder Shares will convert into shares of Class A common stock will be adjusted so that the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the sum of our shares of common stock outstanding upon completion of our Public Offering plus the number of shares of Class A common stock and equity-linked securities issued or deemed issued in connection with our initial business combination, excluding any shares of Class A common stock or equity-linked securities issued, or to be issued, to any seller in our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
Although we have no commitments as of the date of this Annual Report on Form
10-K
to issue any notes or other debt securities, or to otherwise incur outstanding debt following our Public Offering, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.
We may not have sufficient funds to satisfy indemnification claims of our directors and officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.20 per public share.
Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share
redemption amount received by public stockholders could be less than the $10.20 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or by a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, in each case, net of the interest which may be withdrawn to pay taxes, provided that such liability will not apply with respect to any claims by a third party or prospective target business that executed a waiver of any and all rights to the monies held in the trust account nor will it apply with respect to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.20 per share.
The proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act and that invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years.

Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata
share of the proceeds held in the trust account, plus any interest income not previously released to us, net of taxes payable. Negative interest rates could reduce value of the funds held in the trust account such that the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.20 per share.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
We may not be able to complete our initial business combination within the 18 months after the closing of our Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire without value to the holder.
Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 18 months from the closing of our Public Offering. We may not be able to find a suitable target business and complete our initial business combination within 18 months after the closing of our Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, and subject the case of clause (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.20 per share, and our warrants will expire without value to the holder. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues in relation to a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off
assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash
items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing
debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
II. Risks Relating to our Search for, Consummation of, or Inability to Consummate a Business Combination and Post-Business Combination Risks:
Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
Although we expect to focus our search for a target business in the energy value chain, with a particular focus on opportunities and companies that may provide opportunities for attractive risk-adjusted returns, with a particular focus on opportunities with leading competitive positions, attractive financial profiles and robust long-term potential for growth, profitability and cash flow generation, we may seek to complete a business combination with an operating company in any industry or sector. However, under our amended and restated certificate of incorporation, we are not permitted to effectuate our business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials (as applicable) relating to the business combination contained an actionable material misstatement or material omission.

Because we intend to seek a business combination with a target business in the energy industry in North America, we expect our future operations to be subject to risks associated with this sector.
We intend to focus our search for a target business in the energy industry. As we have not yet identified or approached any specific target business, we cannot provide specific risks of any business combination. However, risks inherent to investments in the energy industry include, but are not limited to, the following:

•	volatility of oil and natural gas prices;

•	changes in global supply and demand and prices for commodities;

•	price and availability of alternative fuels, such as solar, coal, nuclear and wind energy;

•	impact of energy conservation efforts;

•	significant federal, state and local regulation, taxation and regulatory approval processes as well as changes in applicable legislation, laws and regulations;

•	denial or delay of receiving requisite regulatory approvals, permits or both;

•	the speculative nature of and high degree of risk involved in investments in the energy sector, including relying on estimates of oil and gas reserves and the impacts of regulatory and tax changes;

•	exploration and development risks, which could lead to environmental damage, injury and loss of life or the destruction of property;

•	proximity and capacity of oil, natural gas and other transportation and support infrastructure to production facilities;

•	availability of key inputs, such as strategic consumables and raw materials and drilling and processing equipment;

•	technological advances affecting energy production and consumption;

•	overall domestic and global economic conditions;

•	availability of, and potential disputes with, independent contractors; and

•	global warming, adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills).
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire without value to the holder.

As the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
In recent years, and especially in the last twelve months, the number of SPACs that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still many SPACs preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.
In addition, because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as changes in economic and industry sector outlook, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-transaction. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.
Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
In recent months, the market for directors and officers liability insurance for SPACs has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally becomes less favorable to the insured. We cannot assure you that these market trends will not continue.
The increased cost and availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify such coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. Further, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors. In addition, following an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity will likely need to purchase additional insurance with respect to any such claims
(“run-off
insurance”). The need for
run-off
insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We may seek business combination opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.
To the extent we complete our initial business combination with an early-stage company, a financially unstable business or an entity lacking an established record of revenues, cash flows or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues, cash flows or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.
If the net proceeds of our Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least 18 months following the closing of our Public Offering, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire without value to the holder.
The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least 18 months following the closing of our Public Offering, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account are sufficient to allow us to operate for at least 18 months following the closing of our Public Offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire without value to the holder. In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.
If the net proceeds of our Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least 18 months following the closing of our Public Offering, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our Sponsor or management team to fund our search for a business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.
Of the net proceeds of our Public Offering and the sale of the private placement warrants, only approximately $1,300,000 was available to us initially outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or we may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.20 per share, or possibly less, on our redemption of our public shares, and our warrants will expire without value to the holders. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

The requirement that we complete our initial business combination within 18 months after the closing of our Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.
Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 18 months from the closing of our Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.
We are not required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.
Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or from an independent entity that commonly renders valuation opinions that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that such initial business combination or transaction is fair to our company from a financial point of view. However, our stockholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion.
Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire without value to the holder.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire without value to the holder.
We may only be able to complete one business combination with the proceeds of our Public Offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
Of the net proceeds from our Public Offering and the sale of the private placement warrants, up to $282,820,000 is available to complete our business combination and pay related fees and expenses (which includes $9,660,000 for payment of deferred underwriting discounts and commissions). Of the up to $282,820,000, approximately $1,300,000 was be held outside the trust account for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus
(COVID-19)
outbreak and the status of debt and equity markets.
In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease
(COVID-19)
a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to
COVID-19,
and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The
COVID-19
outbreak has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that has adversely affected, in the case of
COVID-19,
and could adversely affect, in the case of future outbreaks of infectious diseases, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to
COVID-19
continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which
COVID-19
impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of
COVID-19
and the actions to contain
COVID-19
or treat its impact, among others. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. The effects of
COVID-19
on businesses and the inability to accurately predict the future impacts of the pandemic on businesses has also made determinations and negotiations of valuation more difficult, which could make it more difficult to consummate a business combination.
In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by
COVID-19
and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing our initial business combination.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form
10-K
for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome for us as compared to other public companies because a target business with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Our management may not be able to maintain control of a target business after our initial business combination.
We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act of 1940. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
If we pursue a target business with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such an initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.
If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•
higher costs and difficulties inherent in executing cross-border transactions, managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•
tax issues, including limits on our ability to change our tax residence from the United States, complex withholding or other tax regimes which may apply in connection with our business combination or to our structure following our business combination, variations in tax laws as compared to the United States and potential changes in the applicable tax laws in the United States and/or relevant
non-U.S.
jurisdictions;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars; and

•	deterioration of political relations with the United States.
We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.
Transactions effected in connection with or in anticipation of our initial business combination, and our structure thereafter, may not be tax-efficient
to our stockholders and warrantholders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.
Although we will attempt to structure transactions relating to our initial business combination in a tax-efficient
manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to requisite stockholder approval, we may structure our business combination or related transactions in a manner that requires stockholders and/or warrantholders to recognize gain or income for tax purposes or otherwise increase their tax burden. We do not intend to make any cash distributions to stockholders or warrantholders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder or a warrantholder may need to satisfy any liability resulting from any such transaction with cash from its own funds or by selling all or a portion of such holder’s shares or warrants. In addition, we may effect a business combination with a target company in another jurisdiction or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). As a result, stockholders and warrantholders may be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.
In addition, we may effect a business combination with a target company that has business operations outside of the United States, and, possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax
profitability and financial condition.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
Although we believe that the net proceeds of our Public Offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Public Offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire without value to the holder. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our common stock to no longer qualify for exemption from the SEC’s “penny stock” rules. There may also be additional requirements contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our common stock to no longer qualify for exemption from the SEC’s “penny stock” rules, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting discounts and commissions payable to the representatives of the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share
amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting discounts and commissions and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting discounts and commissions.

In order to effectuate our initial business combination, we may seek to amend our amended and restated certificate of incorporation or other governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial business combination but that our stockholders or warrantholders may not support.
In order to effectuate a business combination, we may amend various provisions of our charter and governing instruments, including the warrant agreement, the underwriting agreement relating to our Public Offering, the letter agreement among us and our Sponsor, officers and directors, and the registration rights agreement among us and our initial stockholders. For example, in the past, other blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. These agreements contain various provisions that our public stockholders might deem to be material. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Except in relation to the charter, any such amendments would not require approval from our stockholders and may have an adverse effect on the value of an investment in our securities. We cannot assure you that we will not seek to amend our charter or other governing instruments or change our industry focus in order to effectuate our initial business combination.
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire without value to the holder.
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination, in conjunction with a stockholder vote or via a tender offer. Target businesses will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire without value to the holder. In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.
The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.
If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.
Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.
III. Risks Relating to our Sponsor and Management Team:
Past performance by our management team or entities associated with members of our management may not be indicative of future performance of an investment in the Company.
Information regarding performance by, or businesses associated with, Rhett Bennett or any of our other officers or directors, including information regarding the Black Mountain Entities, is presented for informational purposes only. Past performance by such businesses or our officers and directors is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of such businesses or our officers and directors as indicative of our future performance or of an investment in the Company or the returns that the Company will, or is likely to, generate going forward.
We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s areas of expertise.
We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for us. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.
We are dependent upon our officers and directors, and their loss could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man
insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Since only holders of our Founder Shares have the right to vote on the election of directors prior to our initial business combination, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies.
After completion of our Public Offering, only holders of our Founder Shares have the right to vote on the election of directors. As a result, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board of directors that includes a majority of “independent directors,” as defined under the rules of the NYSE;

•	we have a compensation committee of our board of directors that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
We do not intend to utilize these exemptions and we intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in
rules. However, if we determine in the future to utilize some or all of these exemptions, you would not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.
Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.
In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.
We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials (as applicable) relating to the business combination contained an actionable material misstatement or material omission.
Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors are employed by certain of the Black Mountain Entities, which make investments in securities or other interests of or relating to companies in industries that we may target for our initial business combination. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Part III, Item 10. Directors, Executive Officers and Corporate Governance.”
Certain equityholders of our Sponsor (excluding our management team), or their managed investment vehicles or other controlled affiliates, are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.
Following the completion of our Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Certain equityholders of our Sponsor (excluding our management team), or their managed investment vehicles or other controlled affiliates, are, and may in the future become, affiliated with entities that are engaged in a similar business, including another blank check company that may have acquisition objectives that are similar to ours or that is focused on a particular industry. Moreover, such persons have time and attention requirements for other entities or investment vehicles of which they are the officer or that they directly or indirectly manage. Such persons also may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.
For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Part III, Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” and “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with equityholders of our Sponsor, or our directors or officers, although we do not currently intend to do so, or we may acquire a target business through an acquisition with one or more affiliates of our Sponsor or its equityholders (an “Affiliated Joint Acquisition”). We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.
In particular, certain of our directors, officers and equityholders of our Sponsor and their respective affiliates are focused on investments in the energy industry. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such persons.
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with certain equityholders of our Sponsor or our officers, directors or existing holders, which may raise potential conflicts of interest.
In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with certain equityholders of our Sponsor or our officers, directors or existing holders. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Part III, Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” They may also have investments in target businesses. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Part I, Item 1. Business— Proposed Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our obligation to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with equityholders of our Sponsor or our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Moreover, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with one or more affiliates of or equityholders of our Sponsor. Any such parties may co-invest
with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.
Our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity does not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. As such, you will not be afforded the protections of such doctrine should a conflict of interest arise in determining whether a particular business combination target is appropriate for our initial business combination.
In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required (such obligation generally referred to as the “doctrine of corporate opportunity”) to present business opportunities to a corporation if the corporation could financially undertake the opportunity, the opportunity is within the corporation’s line of business, and it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation. Our amended and rested certificate of incorporation provides that the doctrine of corporate opportunity does not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. As such, you will not be afforded the protections of such doctrine should a conflict of interest arise in determining whether a particular business combination target is appropriate for our initial business combination.
Since our Sponsor, officers and directors will lose their entire investment in us if our business combination is not completed (other than with respect to any public shares they may acquire during or after our Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
In February 2021, 5,750,000 Founder Shares were issued to our Sponsor in exchange for a capital contribution of $25,000, or approximately $0.004 per share. Prior to the initial investment in the Company of $25,000 by our Sponsor, the Company had no assets, tangible or intangible. The per share price of the Founder Shares was determined by dividing the amount contributed to the company by the number of Founder Shares issued. In October 2021, in connection with our Public Offering, our Sponsor forfeited a total of 90,000 Founder Shares to us for no consideration, and we then issued 30,000 Founder Shares to each of our three independent directors at their original purchase price. Also in October 2021, in connection with our Public Offering, we effected a dividend of 1,150,000 Founder Shares, which resulted in our Sponsor owning 6,810,000 Founder Shares. The number of Founder Shares was determined based on the expectation such Founder Shares would represent 20% of the outstanding shares after our Public Offering. The Founder Shares will be without value to the holder if we do not complete an initial business combination. In addition, our Sponsor purchased an aggregate of 13,040,000 private placement warrants, each exercisable for one share of our Class A common stock at $11.50 per share, for an aggregate purchase price of $13,040,000, or $1.00 per warrant, that will also be without value to the holder if we do not complete a business combination. The Founder Shares are identical to the shares of Class A common stock included in the units being sold in our Public Offering, except that only holders of the Founder Shares have the right to vote on the appointment of directors prior to our initial business combination and they are shares of Class B common stock that automatically convert into shares of our Class A common stock at the time of our initial business combination on a one-for-one
basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any Founder Shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as the
18-month
anniversary of the closing of our Public Offering nears, which is the deadline for our completion of an initial business combination.

Our initial stockholders control the election of our board of directors until consummation of our initial business combination and hold a substantial interest in us. As a result, they will elect all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
Our initial stockholders own shares representing 20% of our issued and outstanding shares of common stock. In addition, the Founder Shares, all of which are held by our initial stockholders, entitle the holders to elect all of our directors prior to our initial business combination. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by a majority of at least 90% of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination. Accordingly, our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any units in our Public Offering or if our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors have any current intention to purchase additional securities, other than as disclosed in herein. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.
IV. General Risk Factors:
Any restatements of our financial results, or the time required to evaluate possible errors, may impact the market price for our Class A common stock and our ability to complete a business combination on a timely basis.
There has been recent focus on historical accounting practices by SPACs. For example, on April 12, 2021, the SEC Staff issued a statement regarding the accounting and reporting considerations for warrants issued by SPACs entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies,” which resulted in a determination that the warrants and other related instruments issued by many SPACs, including us, being classified as liabilities rather equity. Further guidance from the SEC or industry-wide consensus could result in additional changes in the accounting treatment of features related to SPACs. Changes could result in the recognition of accounting errors in our previously issued financial statements, restatements of our previously issued audited financial statements, the filing of notices that previously issued financial statements may not be relied upon, and findings of material weaknesses and significant deficiencies in internal controls over financial reporting. In addition, such changes, or the time required to evaluate any such changes, could delay our ability to consummate a business combination or otherwise have a material adverse effect on our ability to consummate an initial business combination.
The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
We have listed our units, Class A common stock and warrants on the NYSE. Although we expect to continue to meet NYSE listing standards, we cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share, our aggregate market value would be required to be at least $200,000,000, and the market value of our publicly-held shares would be required to be at least $100,000,000. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter
market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on the NYSE, our units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates
exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates
exceeds $250 million as of the end of that year’s second fiscal quarter or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates
exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible. We may be a smaller reporting company even after we are no longer an emerging growth company.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.
If we are deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.
In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Public Offering was not intended for persons seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A common stock or pre-initial
business combination activity; or (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination, or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire without value to the holder.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
Our executive offices are located at 425 Houston Street, Suite 45000, Fort Worth, TX 76102, and our telephone number is (817)
698-9901.
The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our Sponsor for office space, utilities and secretarial and administrative support made available to us. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Units began trading on the NYSE under the symbol “BMAC U” on October 14, 2021. Commencing on November 12, 2021, holders of the Units could elect to separately trade the shares of Class A common stock and Warrants included in the Units. The shares of Class A common stock and Warrants that are separated trade on the NYSE under the symbols “BMAC” and “BMAC WS,” respectively. Those Units not separated continue to trade on the NYSE under the symbol “BMAC U.”
Holders
At April 13, 2022, there was one holder of record of our Units, one holder of record of our Class A common stock, four holders of record of our Class B common stock, two holders of record of our Warrants and one holder of record of our Private Placement Warrants.
Dividends
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. Our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
None.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
Unregistered Sales
In February 2021, 5,750,000 Founder Shares were issued to the Sponsor in exchange for a capital contribution of $25,000, or approximately $0.004 per share. In October 2021, in connection with our Public Offering, the Sponsor forfeited a total of 90,000 Founder Shares to the Company for no consideration, and 30,000 Founder Shares were then issued to each of our three independent directors at their original purchase price. Also in October 2021, in connection with our Public Offering, the Company effected a dividend of 1,150,000 Founder Shares, resulting in an aggregate of 6,900,000 Founders Shares outstanding. The Founder Shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
In connection with the consummation of our Public Offering, the Sponsor purchased from the Company an aggregate of 13,040,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant (for a purchase price of approximately $13,040,000 ). Each Private Placement Warrant entitles the holder thereof to purchase one whole share of our Class A common stock at an exercise price of $11.50 per share. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
Use of Proceeds
On the Closing Date, we consummated our Public Offering of 24,000,000 Units. The Units were sold at a price of $10.00 per unit, generating gross proceeds to us of $240,000,000.

On the Closing Date, simultaneously with the consummation of our Public Offering, we completed the private sale of 11,600,000 Private Placement Warrants at a purchase price of $1.00 per warrant to the Sponsor, generating gross proceeds to us of approximately $11,600,000.
In connection with our Public Offering, the underwriters were granted an option to purchase up to an additional 3,600,000 Units to cover over-allotments, if any. On October 21, 2021, the underwriters fully exercised their over-allotment option and, on October 22, 2021, the underwriters purchased 3,600,000 Units (the
“Over-allotment
Units”) at a price of $10.00 per unit, generating additional gross proceeds of $36,000,000.
On October 22, 2021, simultaneously with the sale of the Over-allotment Units, the Company completed a private placement with the Sponsor for an additional 1,440,000 Private Placement Warrants at a price of $1.00 per warrant, generating additional gross proceeds of $1,440,000.
EarlyBirdCapital, Inc. and Stephens Inc. served as representatives of the underwriters for our Public Offering. The securities sold in our Public Offering were registered under the Securities Act on registration statements on Form
S-1
(File
No. 333-259469)
and on Form
S-1
MEF (File
No. 333-260233)
(together, the “Registration Statement”). The SEC declared the Registration Statements effective on October 13, 2021.
From February 10, 2021 (date of inception) through the closing of our Public Offering and the underwriters’ full exercise of the over-allotment option, we incurred approximately $15,774,999 for costs and expenses related to our Public Offering. In connection with the closing of our Public Offering, we paid a total of approximately $5,520,000 million in underwriting discounts and commissions. In addition, the underwriters agreed to defer approximately $9,660,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the initial business combination. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus filed with the SEC on October 18, 2021.
After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $9,660,000, which amount will be payable upon consummation of the initial business combination) and offering expenses, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants were approximately $289,040,000, of which approximately $281,520,000 (or $10.20 per Unit sold in our Public Offering) was placed in the Trust Account.

Item 6.	Selected Financial Data.
We are a smaller reporting company as defined in Rule
12b-2
under the Exchange Act. As a result, pursuant to Item 301(c) of Regulation
S-K,
we are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form
10-K.
Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form
10-K.
Overview
We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.
Our entire activity for the period from February 10, 2021 (inception) through December 31, 2021 relates to our formation and our initial public offering (the “
Initial Public Offering
”), described below, and since the closing of our Initial Public Offering, the search for a prospective acquisition target for our Initial Business Combination. We have selected December 31 as our fiscal year end.

Our Sponsor is Black Mountain Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on October 13, 2021. On October 18, 2021, we consummated our Initial Public Offering of 24,000,000 units (the “Units”). Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “Class A Common Stock”), and three quarters of one warrant of the Company (the “Public Warrants”), with each whole Public Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $240,000,000.
In connection with our Initial Public Offering, the underwriters were granted an option to purchase up to an additional 3,600,000 Units to cover over-allotments, if any. On October 21, 2021, the underwriters fully exercised its over-allotment option and, on October 22, 2021, the underwriters purchased 3,600,000 Units (the “Over-allotment Units”) at a price of $10.00 per unit, generating net proceeds to the Company of $36,000,000.
On October 18, 2021, simultaneously with the closing of our Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, dated October 13, 2021, by and between the Company and the Sponsor (the “Private Warrant Purchase Agreement”), we completed the private sale (the “Private Placement”) of 11,600,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds of $11,600,000. On October 22, 2021, simultaneously with the sale of the Over-allotment Units, we completed a private placement with the Sponsor for an additional 1,440,000 warrants at a price of $1.00 per warrant (the “Additional Private Placement Warrants” and, together with the Public Warrants and the Private Placement Warrants, the “Warrants”), generating gross proceeds to the Company of $1,440,000.
A total of $281,520,000, comprised of $270,480,000 of the net proceeds from our Initial Public Offering (including the Over-allotment Units) and $11,040,000 of the proceeds of the sale of the Private Placement Warrants (including the Additional Private Placement Warrants) has been deposited in a U.S.-based trust account (“Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee.
As indicated in the accompanying financial statements, at December 31, 2021, we had $
899,056
in cash. We expect to incur significant costs in the pursuit of our Initial Business Combination plans. We cannot assure you that we will identify any suitable target candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 10, 2021 (inception) through December 31, 2021, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the period from February 10, 2021 (inception) through December 31, 2021, we had a net loss of $684,917, which consisted of $688,891 in formation costs, offset by interest earned on funds held in Trust Account of $3,974.
Liquidity, Capital Resources and Going Concern
As of December 31, 2021, we had $899,056 in cash and working capital of $657,165.
Our liquidity needs up to December 31, 2021, had been satisfied through a payment of $25,000 in offering costs by the Sponsor in exchange for the Founder Shares, and borrowings under the promissory note of $195,000. The promissory note was fully repaid on October 20, 2021, from the proceeds of our Initial Public Offering.

In October 2021, we consummated our Public Offering and the Private Placement. Of the net proceeds from our Initial Public Offering and associated Private Placements, $281,520,000 of cash was placed in the Trust Account and $1,960,476 of cash was held outside of the Trust Account and is available for working capital purposes.
In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide Working Capital Loans. As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about the Company’s ability to continue as a going concern. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements—Going Concern”, management has determined that if the Company is unable to complete a Business Combination by April 19, 2023 (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.
Off-Balance
Sheet Financing Arrangements
As of December 31, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
Contractual Obligations
As of December 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. Beginning on October 14, 2021, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of December 31, 2021, we had $25,000 in accrued administrative support expenses.
The underwriters of our Initial Public Offering were entitled to underwriting discounts and commissions of 5.5%, of which 2% ($5,520,000) was paid at the closing of our Initial Public Offering and 3.5% ($9,660,000) was deferred. The deferred underwriting discounts and commissions will become payable to the underwriters upon the consummation of the Initial Business Combination and will be paid from the amounts held in the Trust Account. The underwriters are not entitled to any interest accrued on the deferred underwriting discounts and commissions.
JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (a) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the JOBS Act, (b) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (c) comply with any requirement that may be adopted by the Public Company Accounting and Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (d) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the closing of the Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Estimates
The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates affecting our financial statements:
Class A Common Stock Subject to Possible Redemption
As a result of the right of stockholders to redeem their Public Shares in connection with a tender offer for shares or an Initial Business Combination, all such Public Shares are recorded at redemption amount and classified as temporary equity upon the completion of our Initial Public Offering, in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.”
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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined in Item 10 of Regulation
S-K
and are not required to provide the information otherwise required by this item.

Item 8.	Financial Statements and Supplementary Data
This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)under
the Exchange Act) were not effective.
Management concluded that a material weakness in internal control over financial reporting existed relating to the classification of current and non-current assets, and insufficient controls related to the review during the financial close process. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting
As of the period ended December 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Our officers and directors are as follows:

Name	Age	Position
Rhett Bennett*	40	Chief Executive Officer and Chairman of the Board
Jacob Smith*	36	Chief Financial Officer, Chief Accounting Officer, Secretary and Director
Mel G. Riggs	67	Independent Director
Charles W. Yates	53	Independent Director
Stephen Straty	66	Independent Director

*	Denotes an executive officer.
Rhett Bennett
—
Chief Executive Officer and Chairman
. Rhett Bennett has served as Chief Executive Officer and Chairman of our board of directors since our inception in February 2021. Since 2007, Mr. Bennett founded, served and continues to serve as Chief Executive Officer of various natural resource companies in the oil and gas, metals and other sectors, including the Black Mountain Entities, many of which are sponsored by funds managed by NGP. Mr. Bennett was the founder of Black Mountain Sand, which, under his leadership as Chief Executive Officer since its inception in December 2016, became the largest in-basin
frac sand provider in the United States. Since 2015, Mr. Bennett founded and served as the Chief Executive Officer for Black Mountain Oil & Gas, which was acquired by Marathon in 2017, Black Mountain Oil & Gas II LLC, Black Mountain Minerals LLC, Wing Resources LLC and Black Mountain Midstream LLC. Mr. Bennett began his career in the oil and gas industry in December 2004 with Cascade Energy LP. Mr. Bennett is a board member of the Texas Alliance of Energy Producers, the Chairman of the Executive Committee of the Fort Worth Wildcatters, and a member of the IPAA, the TIPRO, the NARO, the AAPL, the YPE and the Fort Worth Petroleum Club. Mr. Bennett earned his B.S. in Business Management from the University of Georgia in 2003 and completed the Energy Executive Management Program at the University of Oklahoma Michael F. Price College of Business in 2012.
We believe that Mr. Bennett’s broad knowledge of the energy industry and significant experience with energy companies in management and leadership positions bring important and valuable skills to the board of directors.
Jacob Smith
—
Chief Financial Officer, Chief Accounting Officer, Secretary and Director
. Jacob Smith has served as Chief Financial Officer, Chief Accounting Officer, Secretary and a member of our board of directors since March 2021. Mr. Smith has been Chief Financial Officer or Chief Accounting Officer of certain of the Black Mountain Entities since October 2014. In this position, Mr. Smith has overseen the sales of multiple energy-focused businesses. Prior to joining such Black Mountain Entities, Mr. Smith worked in accounting at TPG from 2011 to 2014, and as a senior associate in the audit function for KPMG, LLP from 2008 to 2011. At TPG, Mr. Smith worked in fund operations and assisted in deal closings and exits, distributions, and capital calls for TPG’s $18.9 billion flagship private equity fund, as well as other legacy private equity, growth and distressed debt funds. Mr. Smith earned his B.A. in accounting from Abilene Christian University in 2007 and a Master of Accountancy from Abilene Christian University in 2008. Additionally, Mr. Smith has been a registered CPA since March 2009.
We believe that Mr. Smith’s considerable experience in accounting and private equity fund operations and transactions, as well as energy mergers and acquisitions transactions, brings important and valuable skills to the board of directors.
Mel G. Riggs —
Independent Director
. Mel G. Riggs has served as a member of our board of directors since October 2021. Mr. Riggs has served in senior-level positions of Clayton Williams Energy, Inc. (NYSE: CWEI) and the Clayton Williams Companies for 29 years, including his current position of Vice President and Director. Clayton Williams Companies is a group of privately held companies involved in oil and natural gas activities, real estate, investments, and agricultural operations. From March 2015 to April 2017, Mr. Riggs served as President of CWEI, until it was acquired for $2.7 billion by Noble Energy, Inc. (NYSE:NBL). From December 2010 until March 2015, Mr. Riggs served as Executive Vice President and Chief Operating Officer of CWEI. From 1991 to December 2010, Mr. Riggs served as Senior Vice President-Finance, Secretary, Treasurer and Chief Financial Officer of CWEI. Since October 2019 Mr. Riggs has served on the board of directors and the audit committee of NexTier Oilfield Solutions, Inc. (NYSE: NEX). Since July 2018, Mr. Riggs has served on the board of directors and the audit committee of Royale Energy, Inc. Additionally, Mr. Riggs currently serves as a member of the board of directors and member of the audit committee of privately owned CNBM. From July 2009 until June 2020, Mr. Riggs served on the board and audit committee of TransAtlantic Petroleum, Ltd. (NYSE:TAT). Mr. Riggs is a registered CPA and received a B.B.A. in accounting from Texas Tech University in 1977.
We believe that Mr. Riggs’s extensive experience as an executive officer and as a public company director bring important and valuable skills to the board of directors.
Charles W. Yates —
Independent Director
. Charles W. (“Chuck”) Yates has served as a member of our board of directors since October 2021. From 2001 to 2020, Mr. Yates was managing partner for Kayne Anderson’s energy private equity activities. In this capacity, Mr. Yates led the strategic direction and execution of Kayne Anderson’s investments in early stage oil and gas exploration and production companies while managing the day-to-day
operations of the firm’s private equity energy funds and its portfolio companies. Prior to joining Kayne Anderson, Mr. Yates served as a senior vice president at Stephens Inc. Mr. Yates serves on the Advisory Board of Montrose Lane, LP, an investment firm partnering with technology companies that provide digital solutions for the energy industry. Mr. Yates earned a B.A. in political science from Rice University in 1991 and a M.B.A. in finance from Rice University in 1994.
We believe that Mr. Yates’s significant experience in leading over $5 billion of private equity transactions in the energy industry, consisting primarily of oil and gas acquisitions and divestitures, brings important and valuable skills to the board of directors.
Stephen Straty —
Independent Director
. Stephen Straty has served as a member of our board of directors since October 2021. From 2008 to 2019, Mr. Straty served as a managing director and the co-head
of energy investment banking and head of energy finance at Jefferies & Company, Inc., after previously having served as senior managing director and head of the natural resource group at Bear, Stearns & Co. Inc. for 17 years. Mr. Straty has served a broad array of companies in the energy and other industries and has over 40 years of energy investment banking experience, having completed over $250 billion in transactions through mergers and acquisitions and financing assignments. Mr. Straty served as a director and a member of the nominating and corporate governance committee for Goodrich Petroleum Corporation, a publicly traded exploration and production company (NYSE: GDP), from 2009 to 2016. Mr. Straty earned a B.B.A. in finance in 1977 and a M.B.A. in finance in 1979 from the University of Texas.
We believe that Mr. Straty’s experience in leading an array of M&A transactions and financings and experience as a director of public companies brings important and valuable skills to the board of directors.
Number and Terms of Office of Officers and Directors
We currently have five directors. Our board of directors is divided into three classes, with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Jacob Smith, expires at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Charles W. Yates and Mel G. Riggs, expires at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Rhett Bennett and Stephen Straty, expires at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.
Holders of our Founder Shares have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares do not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by a majority of at least 90% of our common stock voting at a stockholder meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Chief Accounting Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.
Committees of the Board of Directors
Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in
rules and a limited exception, the rules of the NYSE and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in
rules and an exception for “controlled companies,” the rules of the NYSE require that the compensation and nominating and corporate governance committees of a listed company be comprised solely of independent directors. We will comply with these requirements, subject to applicable phase-in
rules. The charter of each committee are available on our website.
Audit Committee
We have established an audit committee of the board of directors. Mel G. Riggs, Charles W. Yates and Stephen Straty serve as members of our audit committee, and Mel G. Riggs serves as chair of the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Mel G. Riggs, Charles W. Yates and Stephen Straty are independent.
Each member of the audit committee is financially literate and our board of directors has determined that Mel G. Riggs qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•
the appointment, compensation, retention, replacement and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•
pre-approving
all audit and permitted
non-audit
services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval
policies and procedures;

•	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee
We have established a compensation committee of the board of directors. Mel G. Riggs, Charles W. Yates and Stephen Straty serve as members of our compensation committee, and Stephen Straty serves as chair of the compensation committee. Under the NYSE listing standards and applicable SEC rules, all of members of the compensation committee must be independent. Mel G. Riggs, Charles W. Yates and Stephen Straty are independent.
We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.
Nominating and Corporate Governance Committee
We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance are Mel G. Riggs, Charles W. Yates and Stephen Straty, and Charles W. Yates serves as chair of the nominating and corporate governance committee. Under the NYSE listing standards and applicable SEC rules, all of members of the nominating and corporate governance committee must be independent. Mel G. Riggs, Charles W. Yates and Stephen Straty are independent.
The primary purposes of our nominating and corporate governance committee is to assist the board in:

•
identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

•	developing, recommending to the board of directors and overseeing the implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.
The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE.
Director Nominations
Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the stockholders. The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of any class of equity security which is registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2021, there were no delinquent filers.
Code of Ethics and Committee Charters
We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of our Code of Conduct and Ethics and our audit, compensation and nominating and corporate governance committee charters are posted on our web site www.blackmountainaq.com. You may also review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form
8-K.
Conflicts of Interest
Certain equityholders of our Sponsor (excluding our management team) or their managed investment vehicles or other controlled affiliates may compete with us for acquisition opportunities. If they decide to pursue any such opportunity, we may be precluded from procuring such opportunities. None of such persons has any obligation to present us with any opportunity for a potential business combination of which they become aware. Further, such persons, in their other endeavors, may be required to present potential business combinations to their current or future affiliates or third parties before they present such opportunities to us.
Notwithstanding the foregoing, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity managed or directly or indirectly controlled by any such equityholder of our Sponsor. Any such entity may co-invest
with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity or vehicle.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present business combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current
fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such other entity. We do not believe, however, that any fiduciary duties or contractual obligations of our officers or directors arising in the future would materially undermine our ability to complete our initial business combination. In addition, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest
with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.
Potential investors should also be aware of the following other potential conflicts of interest:

•
None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management team or directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
Our Sponsor, officers and directors will not be entitled to redemption rights with respect to any Founder Shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our Sponsor, officers and directors have agreed that they will not be entitled to liquidating distributions with respect to any Founder Shares held by them if we fail to consummate our initial business combination within 18 months after the closing of our Public Offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire without value to the holder. Furthermore, with certain limited exceptions, the Founder Shares will not be transferable or assignable by our Sponsor until the earlier of: (a) 180 days after the completion of our initial business combination and (ii) subsequent to our initial business combination, the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants will not be transferable, assignable or saleable until 30 days after the completion of our initial business combination. Since our Sponsor and officers and directors may directly or indirectly own common stock and warrants following our Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•
Our Sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business-combination
entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.
In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required (such obligation generally referred to herein as the “doctrine of corporate opportunity”) to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.
Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm, or from an independent entity that commonly renders valuation opinions, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Further, commencing on the date our securities are first listed on the NYSE, we have agreed to pay an amount equal to $10,000 per month to an affiliate of our Sponsor for office space, utilities and secretarial and administrative support provided to us.
We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.
In the event that we submit our initial business combination to our public stockholders for a vote, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. Our Sponsor, officers and directors have agreed to vote any Founder Shares held by them and any public shares purchased during or after the offering in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our initial business combination.
Limitation on Liability and Indemnification of Officers and Directors
Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation will provide that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.
We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors, and our Sponsor and its members (present and former), managers and affiliates and their respective present and future officers and directors, have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.
Our indemnification obligations may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards pursuant to these indemnification provisions.
We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11.	Executive Compensation.
None of our officers or directors have received any cash compensation for services rendered to us in the last completed fiscal year. Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support made available to us. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that are made to our Sponsor, officers or directors, or our or their affiliates. Other than these payments and reimbursements, no compensation will be paid by us to our officers or directors, or their respective affiliates, prior to the completion of our initial business combination, and any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket
expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials (as applicable) furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our common stock as of April 14, 2022 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our named executive officers and directors that beneficially owns shares of our common stock; and

•	all our executive officers and directors as a group.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the public warrants or the Private Placement Warrants.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Approximate Percentage of Outstanding Common Stock
Black Mountain Sponsor LLC(3)(4)	6,810,000		19.7%
Rhett Bennett(3)	—		*
Jacob Smith	—		*
Mel G. Riggs	30,000		*
Charles W. Yates	30,000		*
Stephen Straty	30,000		*
All directors and executive officers as a group (five individuals)	6,900,000	(4)	20.0%
Adage Capital Partners, L.P.(5)	1,800,000		5.2%
Weiss Asset Management LP(6)	1,221,506		3.5%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Black Mountain Acquisition Corp., 425 Houston Street, Suite 400, Fort Worth, Texas 76102.
(2)
Interests shown consist solely of Founder Shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one
basis, subject to adjustment.

(3)
Black Mountain Sponsor LLC is the record holder of the shares reported herein. Rhett Bennett is the managing member of Black Mountain Sponsor LLC. As such, Mr. Bennett may be deemed to have beneficial ownership of the common stock directly held by Black Mountain Sponsor LLC. Mr. Bennett disclaims beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)	These shares represent 100% of the Founder Shares.
(5)
According to a Schedule 13G filed with the SEC on October 28, 2021 on behalf of Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”), Adage Capital Partners GP, L.L.C., a Delaware limited liability company (“ACPGP”), Adage Capital Advisors, L.L.C., a Delaware limited liability company (“ACA”), Robert Atchinson and Phillip Gross, the shares reported herein are directly owned by ACP. ACPGP is the general partner of ACP, ACA is the managing member of ACPGP, and Messrs. Atchinson and Gross are managing members of ACA. ACP has the power to dispose of and the power to vote the shares of Class A common stock beneficially owned by it, which power may be exercised by its general partner, ACPGP. ACA, as managing member of ACPGP, directs ACPGP’s operations. Messrs. Atchinson and Gross, as managing members of ACA, have shared power to vote the shares of Class A common stock beneficially owned by ACP. The business address of this stockholder is 200 Clarendon Street, 52nd Floor, Boston, MA 02116.

(6)
According to a Schedule 13G filed with the SEC on October 22, 2021, on behalf of Weiss Asset Management LP, a Delaware limited partnership (“WAM”), WAM GP LLC, a Delaware limited liability company (“WAM GP”), and Andrew M. Weiss, Ph.D, the shares reported herein are directly owned by certain private investment funds for which WAM is the sole investment manager (the “Weiss Funds”). WAM GP is the sole general partner of WAM, and Mr. Weiss is the manager of WAMP GP. The Weiss Funds have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares reported herein. The business address of this stockholder is 222 Berkeley Street, 16th Floor, Boston, MA 02116.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Founder Shares
In February 2021, we issued an aggregate of 5,750,000 Founder Shares to our Sponsor in exchange for a capital contribution of $25,000. The per share purchase price was approximately $0.004 per share. In October 2021, in connection with our Public Offering, our Sponsor forfeited a total of 90,000 Founder Shares to the Company for no consideration, and 30,000 Founder Shares were then issued to each of our three independent directors at their original purchase price. Also in October 2021, in connection with our Public Offering, the Company effected a dividend of 1,150,000 Founder Shares, resulting in an aggregate of 6,900,000 Founders Shares outstanding.
Private Placement Warrants
In October 2021, our Sponsor purchased an aggregate of 13,040,000 Private Placement Warrants for a purchase price of $1.00 per warrant in private placements that occurred in connection with the closing of our Public Offering and the underwriters’ full exercise of their over-allotment option. As such, our Sponsor’s interest in this transaction is valued at approximately $13,040,000. Each Private Placement Warrant entitles the holder to purchase one whole share of our Class A common stock at $11.50 per share. The Private Placement Warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.
Conflicts of Interest
As more fully discussed in “Part III, Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest
with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity.
Administrative Services Agreement
On October 13, 2021, we entered into an administrative services agreement with our Sponsor, pursuant to which we have agreed to reimburse an affiliate of our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support made available to us. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.
In addition to these monthly fees, underwriting discounts and commissions, placement agent fees, initial purchaser fees or discounts, finder’s fees, arrangement fees, commitment fees and transaction, structuring, consulting, advisory and management fees and similar fees may be paid by the Company to our Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. These individuals will also be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on our behalf.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials (as applicable) furnished to our stockholders. It is unlikely that the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Related Party Loans and Advances
On February 10, 2021, Sponsor agreed to loan us up to $250,000 to cover a portion of the expenses related to our Public Offering pursuant the Note. The Note was non-interest
bearing and payable upon the earlier of (x) August 9, 2021 and (y) the closing date of our Public Offering. The Company borrowed an aggregate of approximately $195,000 under the Note. The Company fully repaid the Note on October 20, 2021 with proceeds from the Public Offering.
In addition, in order to finance transaction costs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors, may, but are not obligated to, provide us Working Capital Loans. If we complete an initial business combination, we would repay any Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an initial business combination does not close, we may use a portion of the proceeds held outside the trust account to repay any Working Capital Loans, but no proceeds held in the Trust Account would be used to repay any Working Capital Loans. Except for the foregoing, the terms of any Working Capital Loans have not been determined and no written agreements exist with respect to any such loans. Any Working Capital Loans would either be repaid upon consummation of an initial business combination or, at the lender’s discretion, up to $1.5 million of any Working Capital Loans may be convertible into warrants of the post initial business combination entity at a price of $1.00 per warrant. Any such warrants would be identical to the Private Placement Warrants. To date, the Company has had no borrowings under the Working Capital Loans.
Registration Rights
In October 2021, we entered into a registration rights agreement pursuant to which holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of any Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights requiring us to register such securities for resale (in the case of the founder shares, only after conversion to our Class A common stock). The holders of at least $25 million in value of these securities are entitled to demand that we file a registration statement covering such securities and to require us to effect up to an aggregate of three underwritten offerings of such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.
Director Independence
The NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Mel G. Riggs, Charles W. Yates and Stephen Straty are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14 .	Principal Accountant Fees and Services.
The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms
10-Q
for the respective periods and other required filings with the SEC for the period from February 10, 2021 (inception) through December 31, 2021 totaled $115,205. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees.
Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from February 10, 2021 (inception) through December 31, 2021.
Tax Fees
. We did not pay Marcum for tax planning and tax advice for the period from February 10, 2021 (inception) through December 31, 2021.
All Other Fees
. We did not pay Marcum for other services for the period from February 10, 2021 (inception) through December 31, 2021.
Pre-Approval
Policy
Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).
PART IV

Item 15 .	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:
None.

(3)	Exhibits
We hereby file as part of this Report the exhibits listed in the accompanying Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40907) filed with the SEC on October 19, 2021).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-259469) filed with the SEC on September 10, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-259469) filed with the SEC on September 24, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-259469) filed with the SEC on September 10, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-259469) filed with the SEC on September 24, 2021).

4.4	Warrant Agreement, dated as of October 13, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40907) filed with the SEC on October 19, 2021).

4.5*	Description of Securities of the Company.

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40907) filed with the SEC on October 19, 2021).

10.3	Letter Agreement, dated as of October 13, 2021, by and among the Company, its officers and directors and the Sponsor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40907) filed with the SEC on October 19, 2021).

10.5	Investment Management Trust Agreement, dated as of October 13, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40907) filed with the SEC on October 19, 2021).

10.6	Registration Rights Agreement, dated as of October 13, 2021, by and among the Company, the Sponsor and certain other security holders named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40907) filed with the SEC on October 19, 2021).

10.7	Private Placement Warrants Purchase Agreement, dated as of October 13, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40907) filed with the SEC on October 19, 2021).

10.7	Administrative Services Agreement, dated as of October 13, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-40907) filed with the SEC on October 19, 2021).

10.9	Promissory Note, dated as of February 10, 2021, issued to the Sponsor by the Company (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-259469) filed with the SEC on September 10, 2021).

10.10	Securities Subscription Agreement, dated as of February 10, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-259469) filed with the SEC on September 10, 2021).

Exhibit Number	Description

24	Power of Attorney (included on signature page of this Annual Report on Form 10-K).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRLTaxonomy Extension Schema Document

101.CAL	XBRLTaxonomy Extension Calculation Linkbase Document

101.DEF	XBRLTaxonomy Extension Definition Linkbase Document

101.LAB	XBRLTaxonomy Extension Label Linkbase Document

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

Item 16.	Form 10–K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK MOUNTAIN ACQUISITION CORP.

Date: April 14, 2022	By	/s/ Rhett Bennett
	Name:	Rhett Bennett
	Title:	Chief Executive Officer
(Principal Executive Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rhett Bennett and Jacob Smith and each or any one of them, his or her true and lawful attorney-in-fact
and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form
10-K,
and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact
and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact
and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form
10-K
has been signed below by the following persons on behalf of the registrant in the capacities and on April 14, 2022.

Name	Title

/s/ Rhett Bennett	Chief Executive Officer and Chairman of the Board
Rhett Bennett	(Principal Executive Officer)

/s/ Jacob Smith	Chief Financial Officer,
Jacob Smith	Chief Accounting Officer, Officer, Secretary and Director (Principal Financial Officer and Accounting Officer)

/s/ Mel G. Riggs	Director
Mel G. Riggs

/s/ Charles W. Yates	Director
Charles W. Yates

/s/ Stephen Straty	Director
Stephen Straty

BLACK MOUNTAIN ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Black Mountain Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Black Mountain Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from February 10, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 10, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. The Company is subject to mandatory liquidation and subsequent dissolution if it cannot complete a business combination by April 18, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/S/
Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2021
.
Houston, TX
April 14, 2022

BLACK MOUNTAIN ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2021

Assets:
Current assets:
Cash	$899,056
Prepaid expenses	317,666

Total current assets	1,216,722
Prepaid expenses, non—current	84,065
Investments held in Trust Account	281,523,974
Total assets	$282,824,761

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$559,557
Total current liabilities	559,557

Deferred underwriting commissions	9,660,000

Total liabilities	10,219,557

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 27,600,000 shares at redemption value of $10.20 per share	281,520,000

Stockholders’ Deficit:
Preferred stock, $ 0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding, (excluding 27,600,000 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 6,900,000 (1)(2) shares issued and outstanding	690
Stock subscription receivable	(240)
Additional paid-in capital	—
Accumulated deficit	(8,915,246)

Total stockholders’ deficit	(8,914,796)

Total liabilities and stockholders’ deficit	$282,824,761

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

The accompanying notes are an integral part of the financial statements.

BLACK MOUNTAIN ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Formation and operating costs	$688,891
Loss from operations	(688,891)
Other income:
Interest earned on marketable securities held in Trust Account	3,974
Other income, net	3,974

Net loss	$(684,917)

Weighted average shares outstanding of Class A common stock	6,240,000

Basic and diluted net loss per share, Class A common stock	$(0.06)

Weighted average shares outstanding of Class B common stock	6,175,385

Basic and diluted net loss per share, Class B common stock (1)(2)	$(0.06)

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

The accompanying notes are an integral part of the financial statements.

BLACK MOUNTAIN ACQUISITION CORP.
STATEMENT OF CHANG
E
S IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholders’ Deficit
Balance – February 10, 2021 (Inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)(2)	—	—	6,900,000	690	24,310	—	—	25,000
Proceeds allocated to Public Warrants classified as equit y	—	—	—	—	12,464,948	—	—	12,464,948
Sale of Private Placement Warrants classified as equity	—	—	—	—	13,040,000	—	—	13,040,000
Offering costs allocated to Public Warrants classified as equity	—	—	—	—	(711,232)	—	—	(711,232)
Offering costs allocated to Private Placement Warrants classified as equity	—	—	—	—	(26,843)	—	—	(26,843)
Accretion for Class A common stock to redemption value	—	—	—	—	(24,791,543)	—	(8,230,329)	(33,021,872)
Forfeiture of Founder Shares at no consideration	—	—	(90,000)	(9)	9	—	—	—
Proceeds from 90,000 Founder Shares purchased by Independent Directors	—	—	90,000	9	351	(240)	—	120

Net loss	—	—	—		—	—	(684,917)	(684,917)

Balance – December 31, 2021	—	$—	6,900,000	$690	$—	$(240)	$(8,915,246)	$(8,914,796)

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

The accompanying notes are an integral part of the financial statements.

BLACK MOUNTAIN ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net loss	$(684,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,974)
Changes in operating assets and liabilities:
Prepaid expenses	(401,731)
Accrued expenses	559,557

Net cash used in operating activities	(531,065)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(281,520,000)

Net cash used in investing activities	(281,520,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Independent Directors	120
Proceeds from sale of Units, net of underwriting discounts paid	270,480,000
13,040,000
Proceeds from issuance of promissory note to related party	195,000
Repayment of promissory note – related party	(195,000)
Payment of offering costs	(569,999)

Net cash used in financing activities	282,950,121

Net Change in Cash	899,056
Cash – Beginning of period	—

Cash – End of period	$899,056

Non-Cash investing and financing activities:
Remeasurement of Class A common stock subject to redemption	$33,021,872

Deferred underwriting fee payable	$9,660,000

Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Forfeiture of Founder Shares at no consideration.	$9
Stock subscription receivable for purchase of 90,000 Founder Shares by Independent Directors	$240

The accompanying notes are an integral part of the financial statements.

A.	Note 1 — Organization, Business Operations and Going Concern

A.	Organization and General
Black Mountain Acquisition Corp. (the “Company”) was incorporated in Delaware on February 10, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from February 10, 2021 (date of inception) to December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and pursuing a business combination described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in
the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

B.	Sponsor and Proposed Financing
The Company’s sponsor is Black Mountain Sponsor LLC, a Delaware limited liability company (the “Sponsor”).
On February 10, 2021, 5,750,000 shares of the Company’s Class B common stock (the “Founder Shares”) were issued to the Sponsor in exchange for the payment of $25,000 of deferred offering costs on behalf of the Company, or approximately $0.004 per share. In October 2021, the Company effected a dividend of 1,150,000 of the Company’s Founder Shares, which resulted in an aggregate of 6,900,000 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend. Up to 900,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option is not exercised by the underwriters. On October 22, 2021, the underwriters fully exercised the over-allotment option; thus, Founder Shares are no longer subject to forfeiture.
The registration statement for the Company’s Initial Public Offering was declared effective on October 13, 2021 (the “Effective Date”). On October 18, 2021, the Company consummated its Initial Public Offering of
24,000,000
units (the “Units”). Each Unit consists
 of one
share of Class A common stock of the Company, par value
 $0.0001
per share (the “Class A common stock”), and
 three quarters of one warrant
of the Company (the “Public Warrants”), with each whole Public Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $240,000,000 (see Note 3).
In connection with the Initial Public Offering, the underwriters were granted an option to purchase up to an additional 3,600,000 Units to cover over-allotments, if any. On October 21, 2021, the underwriters fully exercised their over-allotment option and, on October 22, 2021, the underwriters purchased 3,600,000
Units (the “Over-allotment Units”) at a price of
 $10.00 per unit, generating gross proceeds of $36,000,000.
On October 18, 2021, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrant Purchase Agreement, dated October 13, 2021, by and between the Company and the Sponsor (the “Private Warrant Purchase Agreement”), the Company completed the private sale of
11,600,000
warrants (the “Private Placement Warrants”) at a purchase price of
$1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $11,600,000
(such sale, the “Private Placement”). On October 22, 2021, simultaneously with the sale of the Over-allotment Units, the Company completed a private placement with the Sponsor for an additional
1,440,000 warrants at a price of $1.00
per warrant (the “Additional Private Placement Warrants” and, together with the Public Warrants and the Private Placement Warrants, the “Warrants”), generating gross proceeds to the Company of
 $1,440,000.

A total of $281,520,000, comprised of $270,480,000 of the net proceeds from the Initial Public Offering (including the Over-allotment Units ($10.00 per Unit)) and $11,040,000 of the proceeds of the sale of the Private Placement Warrants (including the Additional Private Placement Warrants) has been deposited in a
 U.S.-based trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee.
Transaction costs amounted to $15,774,999 consisting of $5,520,000 of underwriting commissions, $9,660,000 of deferred underwriting commissions, and $594,999 of other offering costs
.

C.	Trust Account
Upon the closing of the Initial Public Offering and the private placement,
$281,520,000
has been placed in a trust account (the “Trust Account”), representing the redemption value of the Class A common stock sold in the Initial Public Offering, at their redemption value of
$10.20 per share.
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
(ii) the redemption of any shares of Class A common stock included in the Units (the “Public Shares”) sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation to affect the substance or timing of its obligation to redeem 100% of such Public Shares if it has not consummated an Initial Business Combination within 18 months from the closing of the Initial Public Offering; or (iii) the redemption of
 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within 18 months from the closing of the Initial Public Offering. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s holders (the “Public Stockholders”) of the Public Shares.

D.	Initial Business Combination
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
Pursuant to the Company’s certificate of incorporation, if the Company is unable to complete the Initial Business Combination within 18 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes (less up to
$100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, and subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Pursuant to the Company’s certificate of incorporation, the Sponsor and the Company’s officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within the Combination Period. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.
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

E.	Liquidity , Capital Resources and Going Concern
As of December 31, 2021, the Company had $899,056 in its
operating bank account and working capital of approximately
 $657,165.
The Company’s liquidity needs up to December 31, 2021, had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $195,000 (see Note 5). The promissory note was paid in full on October 20, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about the Company’s ability to continue as a going concern. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern”, management has determined that if the Company is unable to complete a Business Combination by April 19, 2023 (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.

F.	Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

B.	Note 2—Significant Accounting Policies

A.	Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

B.	Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

C.	Use of Estimates
The preparation of the financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

D.	Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $899,056, and no cash equivalents as of December 31, 2021.

E.	Investments Held in Trust Account
As of December 31, 2021, the assets held in the Trust Account were held in marketable securities
. At December 31, 2021, the Company had
$281,523,974
in
marketable securities
held in the Trust Account.

F.	Concentration of credit risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

G.	Offering Costs associated with the Initial Public Offering
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
of other offering costs. The Offering costs were charged to stockholders’ deficit upon the completion of the Initial Public Offering.

H.	Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

I.	Fair Value Measurements
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

J.	Net Loss Per Share of Common Stock
Net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. As of December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per share of common share is the same as basic loss per share of common stock for the periods.

	For the Period from February 10, 2021 (Inception) Through December 31, 2021
	Class A	Class B
Basic net income (loss) per share:
Numerator:
Allocation of net loss	$(344,241)	$(340,676)

Denominator:
Weighted average shares outstanding	6,240,000	6,175,385
Basic net loss per share	$(0.06)	$(0.06)

K.	Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “
Income Taxes
.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

L.	Common Stock Subject to Possible Redemption
All of the 27,600,000
shares of common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all shares of Class A common stock have been classified outside of permanent equity.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are effected by charges against additional paid in capital and accumulated deficit.

M.	Warrant Instruments
The Company accounts for its Public and Private warrants as equity-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. In that respect, the Private Warrants, as well as any warrants underlying additional units the Company issues to the Sponsor, officers, directors, initial stockholders or their affiliates in payment of Working Capital Loans made to the Company, will be identical to the warrants underlying the Units being offered in the Initial Public Offering.

N.	Recent Accounting Pronouncements
In August 2020, FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
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

C.	Note 3—Initial Public Offering
The Company consummated its Initial Public Offering of 24,000,000 Units on October 18, 2021. Each Unit consists of one Class A common stock and three quarters of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A common stock at an exercise price of $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $240,000,000 and incurring $13,200,000 in underwriting fees comprised of an initial payment of $4,800,000 and $8,400,000 of deferred underwriting commissions. The Company granted the underwriters in the Initial Public Offering (the “Underwriters”) a
45-day
option to purchase up to an aggregate of 3,600,000 additional Units to cover over-allotments, if any. On October 22, 2021, the Underwriters exercised the over-allotment option to purchase an additional 3,600,000 Units, generating aggregate gross proceeds of $36,000,000 and incurring $1,980,000 in underwriting fees comprised of an initial payment of $720,000 and $1,260,000 of deferred underwriting commissions.

On October 18, 2021, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Warrant Purchase Agreement, the Company completed the Private Placement of 11,600,000 Private Placement Warrants at a purchase price of $1.00 per warrant to the Sponsor, generating gross proceeds to the Company of $11,600,000
 (the “Private Placement Proceeds”). On October 22, 2021, simultaneously with the sale of the Over-allotment Units, the Company completed a private placement of
 1,440,000 Additional Private Placement Warrants, generating gross proceeds to the Company of $1,440,000. The Additional Private Placement Warrants are identical to the warrants included in the Units sold in the Initial Public Offering, except that the Additional Private Placement Warrants (i) will not initially be registered under the Securities Act of 1933 and therefore will not be eligible for offer, sale, transfer or other disposition unless and until so registered or an exemption from registration applies and (ii) will be subject to transfer restrictions pursuant to lock-up
provisions in a letter agreement entered with the Company.
All of the 27,600,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.
If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.
As of December 31, 2021, the shares of common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$276,000,000
Less:
Proceeds allocated to Public Warrants	(12,464,948)
Common stock issuance costs	(15,036,924)
Plus:
Accretion of carrying value to redemption value	33,021,872

Common stock subject to possible redemption	$281,520,000

D.	Note 4. Private Placement
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
The Private Placement Warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the Initial Public Offering, including as to exercise price, exercisability and exercise period, except that the Private Placement Warrants (i) will not initially be registered under the Securities Act and therefore will not be eligible for offer, sale, transfer or other disposition unless and until so registered or an exemption from registration applies and (ii) will be subject to transfer restrictions pursuant to lock-up
provisions in a letter agreement with us to be entered into by the Sponsor and the Company’s officers and directors. The Private Placement Warrants will be redeemable by us in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the Units being sold in the Initial Public Offering. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

E.	Note 5—Related Party Transactions

A.	Founder Shares
On February 10, 2021, 5,750,000 shares of the Company’s Class B common stock (the “Founder Shares”) were issued to the Sponsor in exchange for the payment of $25,000 of expenses on behalf of the Company, or approximately $0.004 per share. In October 2021, the Company effected a dividend of 1,150,000 of the Company’s Founder Shares, which resulted in an aggregate of 6,900,000 Founder Shares outstanding. All share and associated amounts have been retroactively restated to reflect the share dividend. Up to 900,000
Founder Shares are subject to forfeiture to the extent that the over-allotment option is not exercised by the underwriters. The underwriters’ over-allotment option would have been available for
 45
days from the effective date of the registration statement.
On October 22, 2021, the underwriters exercised the over-allotment option in full to purchase 3,600,000 Public Units. As a result, 900,000 founder shares were
no longer subject to forfeiture.

In connection with the Initial Public Offering, the Sponsor forfeited a total of 90,000 founder shares for no consideration, and 30,000 founder shares were purchased from the Company by each of the Company’s independent directors, Mel G. Riggs, Charles W. Yates and Stephen Straty, at their original purchase price (approximately $0.004 per share) or a total of $360. The excess of the fair value of the founder shares transferred ($515,340) over the original issuance price ($360) will be accounted for as director’s compensation expense upon the initial business combination. The purchased shares shall vest upon the Company consummating an initial business combination (the “Vesting Date”). If prior to the Vesting Date, the Director is removed from office or ceases to be a Director, the Director will forfeit their founder shares to the Company. The Directors have agreed, (1) the shares may not be sold or transferred, until six months after the consummation of a business combination, (2) the shares will not be entitled to redemption from the funds held in the trust account, or any liquidating distributions. The Company has 18 months from the date of the initial public offering to consummate a business combination, and if a business combination is not consummated, the Company will liquidate and the shares will become worthless.
The fair value of the founder shares at the grant dates was determined using an internal model using the issuance price of the Units in the Initial Public Offering as a proxy adjusting for the value of the warrants included in the Units, for the probability the Company will consummate an initial Business Combination and for holding costs and no rights of redemption. Valuation of th
e
90,000 founder shares granted to the directors is estimated to be $486,000 or $5.40 per share. The Company will record the fair value of the transferred shares in excess of the amount paid ($515,340) as director compensation expense upon consummation of an initial Business Combination, in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 718 “Compensation-Stock Compensation”, which requires deferral of the expense recognition until after the performance condition becomes probable of being achieved. If the performance condition is a business combination or similar liquidity event, the performance condition is not deemed to be probable until it is achieved.
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

B.	Related Party Loans
On February 10, 2021, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “Note”). This Note was non-interest bearing and payable upon the earlier of (i) the date that is days following the date of the Note and (ii) the closing date of the Initial Public Offering. As of October 18, 2021, the Company had borrowed
 $195,000, which is currently due upon demand. The aggregate amount of $195,000 was paid in full on October 20, 2021. As of December 31, 2021 there is no amount under related party loans.
In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest bearing basis as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination or, at the lender’s discretion, up to
$1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. To date, the Company had no borrowings under the Working Capital Loans.

C.	Administrative Support Agreement
Commencing on the date the Units are first listed on the New York Stock Exchange, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the period from February 10, 2021 (inception) through December 31, 2021, a total of $25,000 of such fees, is included in accrued expenses in the accompanying balance sheet.

F.	Note 6—Commitments and Contingencies

A.	Registration Rights
The holders of the Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans, if any, (and any Class A common shares issuable upon the exercise of the Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans) will be entitled to registration rights pursuant to a registration rights agreement signed prior to or on the effective date of the Initial Public Offering. The holders of at least
$25 million in value of these securities are entitled to demand that the Company file a registration statement covering such securities and to require the Company to effect up to an aggregate of three underwritten offerings of such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an Initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

B.	Underwriting Agreement
The Company granted the underwriters a
45-day
option to purchase up to 3,600,000
additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.
On October 22, 2021, the underwriters exercised the over-allotment option in full to purchase 3,600,000 Public Units, at a purchase price of $10.00 per Public Unit generating gross proceeds to the Company of $36,000,000 (see Note 3).
On October 18, 2021, the Company paid a cash underwriting commission of $0.20 per unit, or $4,800,000 and on October 22, 2021, paid an additional $720,000 or $0.20 per unit for an aggregate of $5,520,000.
The representatives of the underwriters are entitled to deferred underwriting commissions of $0.35 per unit, or $9,660,000 in the aggregate (including the commission related to the underwriters’ exercise of the over-allotment option). The deferred fee will become payable to the representatives of underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement for the offering.

G.	Note 7—Stockholder’s Equity
Preferred Stock
— The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021, there were no shares of Class A common stock issued or outstanding, excluding 27,600,000 shares subject to possible redemption.

Class
 B Common Stock
— The Company is authorized to issue
50,000,000
shares of Class B common stock with a par value of $
0.0001
per share. As of December 31, 2021, there were
6,900,000
shares of Class B common stock issued and outstanding, which such amount having been restated to reflect the share dividend in October 2021 as discussed in Note 5. Of the 6,900,000 shares of Class B common stock outstanding, up to 900,000 shares of Class B common stock were subject to forfeiture to the Company by the initial stockholders for no consideration.
On October 22, 2021, the underwriters exercised the over-allotment option in full to purchase 3,600,000 Public Units. As a result, 900,000 founder shares are no longer subject to forfeiture.
Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders, except as required by law. Each share of common stock will have one vote on all such matters.
The Class B common stock will automatically convert into Class A common stock at the time of the Initial Business Combination on a one-for-one basis,
subject to adjustment for redemptions, merger consideration, private placement warrants and any securities issued to affiliates, and the like and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the Initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of our Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (after giving effect to any redemptions of shares of Class A common stock by public stockholders and excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Initial Business Combination and any private placement warrants issued to the Sponsor, officers and directors upon conversion of working capital loans).
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
In addition, if (i) the Company issues additional Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of the Initial Business Combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (A) the Market Value or (B) the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Redemption of Warrants” will be adjusted (to the nearest cent) to be equal to 180% of the Newly Issued Price.

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

A.	Redemption of Warrants
Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrantholder; and

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

The Company will not redeem the warrants as described above unless (i) a registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the
30-day redemption
period or (ii) the Company has elected to require exercise of the warrants on a “cashless basis” as described below. If the foregoing conditions are satisfied and the Company issued a notice of redemption of the warrants, each warrant holder will be entitled to exercise its warrant prior to the scheduled redemption date. However, the price of the shares of Class A common stock may fall below the $18.00 redemption trigger price (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) as well as the $11.50 warrant exercise price (for whole shares) after the redemption notice is issued.
If the Company calls the warrants for redemption as described above, the Company’s management will have the option to require all, but not less than all, warrant holders to exercise their warrants on a “cashless basis.” In the event any warrants are exercised on a “cashless basis,” each exercising warrant holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (i) the product of (A) the number of shares of our Class A common stock underlying the warrants and (B) the excess of the “fair market value” (defined below) over the exercise price of the warrants by (ii) such fair market value. For purposes of this section, the “fair market value” shall mean the average last reported sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant holder or its securities broker or intermediary.

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

H.	Note 8. Income Tax
The Company’s net deferred tax assets (liability) at December 31, 2021 is as follows:

December 31, 2021
Deferred tax assets (liability)
Net operating loss carryforward	$36,563

Startup Costs	107,270
Total deferred tax assets	143,833
Valuation Allowance	(143,833)

Deferred tax assets (liability), net of allowance	$—

The income tax provision for the period from February 10, 2021 (inception) through December 31, 2021 consists of the following:

December 31, 2021
Federal
Current	$—
Deferred	(143,833)
Change in valuation allowance	143,833

Income tax provision	$—

As of December 31, 2021, the Company had $
174,108
of U.S. federal net operating loss carryovers available which do not expire to offset future taxable income.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from February 10, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $143,833.
A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

December 31, 2021
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
True-ups	0.0%
Meals and entertainment	0.0%

Valuation allowance	(21.0%)

Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and Texas and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2021 remain open and subject to examination.

I.	Note 9. Fair Value Measurements
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:
Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.
At December 31, 2021, assets held in the Trust Account were comprised of $281,523,974 in money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company has
not
withdrew any during the year ended December 31, 2021.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2021
	Level	Amount
Assets:
Marketable securities held in Trust Account	1	$281,523,974

J.	Note 10. Subsequent Events
The Company evaluated subsequent events and transactions that occurred
after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.