Form 10-Q
period 2022-03-31
Black Mountain Acquisition Corp.
filed 2022-05-16
CIK 1848020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number:
001-40907

BLACK MOUNTAIN ACQUISITION CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware	86-2013849
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

425 Houston Street, Suite 4500 Fort Worth, TX	76102
(Address of Principal Executive Offices)	(Zip Code)
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May
1
3
, 2022, 27,600,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

BLACK MOUNTAIN ACQUISITION CORP.
Form
10-Q

		Page No.
PART I-FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of March 31, 2022 and December 31, 2021	1

	Condensed Statements of Operations for the Three Months Ended March 31, 2022 (Unaudited) and for the Period from February 10, 2021 (Inception) through March 31, 2021 (Unaudited)	2

	Condensed Statements of Changes in Stockholder’s Equity for the Period from December 31, 2021 through March 31, 2022 (Unaudited) amd for the Period from February 10, 2021 (Inception) through March 31, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 (Unaudited) and for the Period from February 10, 2021 (Inception) through March 31, 2021 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II-OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

i

PART
I-FINANCIAL
INFORMATION

Item 1.	Financial Statements
BLACK MOUNTAIN ACQUISITION CORP.
CONDENSED BALANCE SHEETS

Assets:	March 31, 2022	December 31, 2021
	(unaudited)

Current assets:
Cash	$752,962	$899,056
Prepaid expenses	375,332	317,666

Total current assets	1,128,294	1,216,722
Prepaid expenses, non—current	10,846	84,065
Investments held in Trust Account	281,547,377	281,523,974

Total assets	$282,686,517	$282,824,761

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$721,065	$559,557
Due to related party	11,630	—

Total current liabilities	732,695	559,557
Deferred underwriting commissions	9,660,000	9,660,000

Total liabilities	10,392,695	10,219,557

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 27,600,000 shares at redemption value of $10.20 per share	281,520,000	281,520,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding, (excluding 27,600,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Stock subscription receivable	—	(240)
Additional paid-in capital	—	—
Accumulated deficit	(9,226,868)	(8,915,246)

Total stockholders’ deficit	(9,226,178)	(8,914,796)

Total liabilities and stockholders’ deficit	$282,686,517	$282,824,761

The accompanying Notes are an integral part of these financial statements

BLACK MOUNTAIN ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Period from February 10, 2021 (Inception) through March 31, 2021
Formation and operating costs	$335,026	$575

Loss from operations	(335,026)	(575)

Other income:
Interest earned on marketable securities held in Trust Account	23,404	—

Other income, net	23,404	—

Net loss	$(311,622)	$(575)

Weighted average shares outstanding of Class A common stock	27,600,000	—

Basic and diluted net loss per share, Class A common stock	$(0.01)	$—

Weighted average shares outstanding of Class B common stock	6,900,000	5,000,000

Basic and diluted net loss per share, Class B common stock	$(0.01)	$(0.00)

The accompanying Notes are an integral part of these financial statements

BLACK MOUNTAIN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2021	—	$—	6,900,000	$690	$—	$(240)	$(8,915,246)	$(8,914,796)
Stock Subscription Received from Issuance of Founder Shares to Directors	—	—	—	—	—	240	—	240
Net loss	—	—	—	—	—	—	(311,622)	(311,622)

Balance – March 31, 2022	—	$—	6,900,000	$690	$—	$—	$(9,226,868)	$(9,226,178)

FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – February 10, 2021 (Inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	6,900,000	690	24,310	—	—	25,000
Net loss	—	—	—	—	—	—	(575)	(575)

Balance – March 31, 2021	—	$—	6,900,000	$690	$24,310	$—	$(575)	$24,425

The accompanying Notes are an integral part of these financial statements

BLACK MOUNTAIN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Cash Flows from Operating Activities:	For the Three Months Ended March 31, 2022	For the Period from February 10, 2021 (Inception) through March 31, 2021
Net loss	$(311,622)	$(575)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(23,404)	—
Changes in operating assets and liabilities:
Prepaid expenses	15,553	—
Due to related party	11,630	—
Accrued expenses	161,509	—

Net cash used in operating activities	(146,334)	(575)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Independent Directors	240	—
Proceeds from issuance of promissory note to related party	—	575

Net cash used in financing activities	240	575

Net Change in Cash	(146,094)	—
Cash – Beginning of period	899,056	—

Cash – End of period	$752,962	$—

Non-Cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

Deferred offering costs paid by Sponsor under the promissory note.	$—	$20,600

Deferred offering costs included in accrued offering costs and expenses	$—	$365,000

The accompanying Notes are an integral part of these financial statements

BLACK MOUNTAIN ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 10, 2021 (date of inception) to March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and pursuing a business combination described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.
B. Sponsor and Financing
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
The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their Public Shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to pay its taxes, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days
prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to pay its taxes. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under the NYSE rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its common stock to no longer qualify for exemption from the Securities and Exchange Commission’s (the “SEC”) “penny stock” rules. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.
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
E. Going Concern and Liquidity
As of March 31, 2022, the Company had $752,962 in its operating bank account and working capital of approximately $395,599.

The Company’s liquidity needs up to March 31, 2022, had been satisfied through a payment from the Sponsor of
 $25,000
 (see Note 5) for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of
 $195,000

(see Note 5) and proceeds held outside of the Trust Account is available for working capital purposes. The promissory note was paid in full on October 20, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2022, there were no
amounts outstanding under any Working Capital Loans.
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
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC
205-40,
“Presentation of Financial Statements - Going Concern”, management has determined that if the Company is unable to complete a Business Combination by April 19, 2023 (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s anticipated capital requirements raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.
F. Risks and Uncertainties
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result, various nations, including the United States, have imposed economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and the related sanctions on the world economy, and the specific impacts on the Company’s financial position, results of operations and its ability to identify and complete an initial business combination are not determinable as of the date of these condensed financial statements.
Management is currently evaluating the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.
B. Note 2—Significant Accounting Policies
A. Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form
10-K
filed by the Company with the SEC on April 14, 2022.
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
D. Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $752,962 and $899,056, and no cash equivalents as of March 31, 2022 and December 31, 2021.
E. Investments Held in Trust Account
As of March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in marketable securities. At March 31, 2022 and December 31, 2021, the Company had $281,547,377 and $281,523,974 in marketable securities held in the Trust Account, respectively.
F. Concentration of credit risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.
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

J. Net Loss Per Share of Common Stock
Net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. As of March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per share of common share is the same as basic loss per share of common stock for the periods.

	For the Three Months Ended March 31, 2022
	Class A	Class B
Basic net income (loss) per share:
Numerator:
Allocation of net loss	$(249,298)	$(62,324)
Denominator:
Weighted average shares outstanding	27,600,000	6,900,000
Basic net loss per share	$(0.01)	$(0.01)

	For the Period from February 10, 2021 (Inception) Through March 31, 2021
	Class A	Class B
Basic net income (loss) per share:
Numerator:
Allocation of net loss	$—	$(575)
Denominator:
Weighted average shares outstanding	—	5,000,000
Basic net loss per share	$—	$—
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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.
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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
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
capital and accumulated deficit.
As of March 31, 2022, the shares of Class A common stock subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$276,000,000
Less:
Proceeds allocated to Public Warrants	(12,464,948)
Common stock issuance costs	(15,036,924)
Proceeds from private placement deposited in trust account which will adjust accretion:
Accretion of carrying value to redemption value	33,021,872

Class A common stock subject to possible redemption	$281,520,000

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
E. Note 5—Related Party Transactions
A. Founder Shares
On February 10, 2021, 5,750,000 shares of the Company’s Class B common stock (the “Founder Shares”) were issued to the Sponsor in exchange for the payment of $25,000 of expenses on behalf of the Company, or approximately $0.004 per share. In October 2021, the Company effected a dividend of 1,150,000 of the Company’s Founder Shares, which resulted in an aggregate of 6,900,000 Founder Shares outstanding. All share and associated amounts have been retroactively restated to reflect the share dividend. Up to 900,000 Founder Shares were
subject to forfeiture to the extent that the over-allotment option was
not exercised by the underwriters. The underwriters’ over-allotment option would have been available for 45 days from the effective date of the registration statement.
On October 22, 2021, the underwriters exercised the over-allotment option in full to purchase 3,600,000 Public Units. As a result, 900,000 founder shares
a
re
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
B. Related Party Loans
On February 10, 2021, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “Note”). This Note was non-interest
bearing and payable upon the earlier of (i) the date that is 180 days following the date of the Note and (ii) the closing date of the Initial Public Offering. As of October 18, 2021, the Company had borrowed $195,000, which would have been due upon demand. The aggregate amount of $195,000 was paid in full on October 20, 2021. As of March 31, 2022 and December 31, 2021 there is no amount due under related party loans.
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
C. Administrative Support Agreement and Other
Commencing on the date the Units are first listed on the New York Stock Exchange, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2022 and for the period from February 10, 2021 (inception) through March 31, 2021, the Company included in accrued expenses in the accompanying balance sheet of $30,000 and $0 of such fees, respectively
, and reported on the balance sheet as accrued expenses.
In February 2022, Black Mountain Land Company LLC, a related party (“Black Mountain Land”), paid flight expenses of $11,630 on the Company’s behalf. The amount is recorded in Due to Related Party on the accompanying balance sheet.
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
G. Note 7—Stockholders’ Equity
Preferred Stock
— The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding, excluding 27,600,000 shares subject to possible redemption.
Class
 B Common Stock
— The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 6,900,000 shares of Class B common stock issued and outstanding, which such amount having been restated to reflect the share dividend in October 2021 as discussed in Note 5. Of the 6,900,000 shares of Class B common stock outstanding, up to 900,000 shares of Class B common stock were subject to forfeiture to the Company by the initial stockholders for no consideration.
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
At March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $281,547,377 and $281,523,974 in money market funds which are invested primarily in U.S. Treasury Securities. Through March 31, 2022, the Company has not withdrawn any.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2022
	Level	Amount
Assets:
Marketable securities held in Trust Account	1	$281,547,377
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2021
	Level	Amount
Assets:
Marketable securities held in Trust Account	1	$281,523,974
I. Note 9. Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

BLACK MOUNTAIN ACQUISITION CORP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “our,” “us” or “we” refer to Black Mountain Acquisition Corp., a blank check company incorporated on February 10, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report on Form
10-Q
as our “initial business combination.” References to our “Sponsor” refer to Black Mountain Sponsor LLC, a Delaware limited liability company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “Public Offering” refers to our initial public offering, which closed on October 18, 2021 (the “
Closing Date
”). References to “public shares” are to shares of our Class A common stock sold as part of the units in our Public Offering. References to “public stockholders” are to the holders of our public shares. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.
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
The forward-looking statements contained in this Quarterly Report on Form
10-Q
are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section entitled “Risk Factors” in our Annual Report on Form
10-K
filed with the SEC on April 14, 2022. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Overview
We are a blank check company incorporated on February 10, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.
In February 2021, we issued an aggregate of 5,750,000 shares of our Class B common stock (the “Founder Shares”) to our Sponsor in exchange for a capital contribution of $25,000, a purchase price of approximately $0.004 per share. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of our initial public offering (our “Public Offering”). The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. In October 2021, in connection with our Public Offering, our Sponsor forfeited a total of 90,000 Founder Shares to us for no consideration, and we then issued 30,000 Founder Shares to each of our three independent directors at their original purchase price. Also in October 2021, in connection with our Public Offering, we effected a stock dividend of 1,150,000 Founder Shares on the Founder Shares, which resulted in our Sponsor owning 6,810,000 Founder Shares. Such stock dividend has been accounted for retroactively to all periods. The holders of our Founder Shares prior to our Public Offering are referred to in this Quarterly Report on Form
10-Q
as our “initial stockholders.”
On the Closing Date, we consummated our Public Offering of 24,000,000 units (the “
Units
”) and, on October 22, 2021, the underwriters in our Public Offering purchased an 3,600,000 additional Units upon the full exercise of their over-allotment option, resulting in the sale of 27,600,000 Units in the aggregate. The Units were sold at a price of $10.00 per unit, generating gross proceeds to us of $276,000,000. Each Unit consists of one share of our Class A common stock and three quarters of one warrant. Each whole warrant (a “
public warrant
”) entitles the holder thereof to purchase one whole share of our Class A common stock at a price of $11.50 per share, subject to adjustment, and only whole warrants are exercisable. The warrants will become exercisable on the 30th day after the completion of our initial business combination and will expire five years after the completion of our initial business combination or earlier upon redemption or liquidation.
On the Closing Date, simultaneously with the consummation of our Public Offering, we completed a private placement of 11,600,000 private placement warrants (the “
Private Placement Warrants
”) at a purchase price of $1.00 per warrant to our Sponsor, generating gross proceeds to us of approximately $11,600,000 and, on October 22, 2021, simultaneously with the consummation of the over-allotment option, we completed a private placement of 1,440,000 additional Private Placement Warrants at a purchase price of $1.00 per warrant to our Sponsor, generating additional gross proceeds to us of approximately $1,440,000 (such private placements, collectively, the “
Private Placement
”). Each Private Placement Warrant entitles the holder to purchase one whole share of our Class A common stock at $11.50 per share. The Private Placement Warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.
Approximately $281,520,000 of the net proceeds from our Public Offering and the Private Placement has been deposited in a trust account established for the benefit of our public stockholders (the “
Trust Account
”).
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
On November 9, 2021, we announced that, commencing November 12, 2021, holders of the Units sold in our Public Offering may elect to separately trade the shares of Class A common stock and public warrants included in the Units. The shares of Class A common stock and public warrants that are separated will trade on the New York Stock Exchange (“
NYSE
”) under the symbols “BMAC” and “BMAC WS,” respectively. Those Units not separated will continue to trade on the NYSE under the symbol “BMAC.U”.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 10, 2021 (inception) through March 31, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. For the quarter ended March 31, 2022, we had a net loss of $311,622, which consisted of $335,026 in formation costs, offset by interest earned on funds held in Trust Account of $23,404.
Liquidity, Capital Resources and Going Concern
As of March 31, 2022, we had $752,962 in cash and working capital of $395,599.

Our liquidity needs up to March 31, 2022 had been satisfied through a payment of $25,000 in offering costs by the Sponsor in exchange for the Founder Shares, and borrowings under the promissory note of $195,000 and funds held outside of the Trust Account. The promissory note was fully repaid on October 20, 2021 from the proceeds of the IPO.
In October 2021, we consummated our Public Offering and the Private Placement. Of the net proceeds from our Initial Public Offering and associated Private Placements, $281,520,000 of cash was placed in the Trust Account and $1,960,476 of cash was held outside of the Trust Account and is available for working capital purposes.
In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide Working Capital Loans. As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.
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
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205- 40, “Presentation of Financial Statements—Going Concern”, management has determined that if the Company is unable to complete a Business Combination by April 19, 2023 (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.
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

Related Party Promissory Note
On February 10, 2021, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the Proposed Public Offering pursuant to an unsecured promissory note (the “
Note
”). This Note was
non-interest
bearing and payable upon the earlier of (i) the date that is 180 days following the date of the Note and (ii) the closing date of the IPO. Prior to the consummation of the IPO, the Company borrowed $195,000 under the Note. The Note was fully repaid on October 20, 2021 from the proceeds of the IPO.
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
Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. The Company incurred offering costs amounting to $ 15,774,999 as a result of the Initial Public Offering consisting of $5,520,000 of underwriting commissions, $9,660,000 of deferred underwriting commissions, and $594,999 of other offering costs. The Offering costs were charged to stockholders’ deficit upon the completion of the Initial Public Offering.
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
Off-Balance
Sheet Arrangements
As of March 31, 2022, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
Contractual Obligations
As of March 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. Beginning on October 14, 2021, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of March 31, 2022, we had $30,000 in accrued administrative support.
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

JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “
JOBS Act
”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the three months period ended March 31, 2022, as such term is defined in Rules 13a- 15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our principal executive officer and principal financial and accounting officer (“Certifying Officers”) have concluded that during the period covered by this report, our disclosure controls and procedures were not effective over financial reporting relating to the classification of current and non-current assets, and insufficient controls related to the review during the financial close process. Additionally, we lack adequate resources to properly account for and report our transactions to our auditors. Due to the impact on our financial statements, we determined that a material weakness exists.
Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the period ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management has identified a material weakness in internal controls related relating to the classification of current and non-current assets, and insufficient controls related to the review during the financial close process and to properly account for and report our transactions to our auditors. In light of the material weakness identified, we have processes to identify and appropriately apply applicable accounting requirements. We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
PART
II-OTHER
INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form
10-Q
include the risks described in our Annual Report on Form
10-K
filed with the SEC on April 14, 2022. Any of these factors could result in a significant or material adverse effect on our business, financial condition or future results. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as disclosed below, there have been no material changes to the risks disclosed in our Annual Report on Form
10-K
filed with the SEC on April 14, 2022.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Initial Business Combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, may impact the involvement of target companies and other market participants, including investment banks, in the SPAC market, may materially adversely affect our ability to identify a target company and our ability to negotiate and complete our Initial Business Combination and, furthermore, may materially increase the costs and time related thereto.
Our search for a business combination, and any target business with which we may ultimately consummate our Initial Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.
United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.
Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we may ultimately consummate our Initial Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an Initial Business Combination, or the operations of a target business with which we may ultimate consummate our Initial Business Combination, may be materially adversely affected.

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

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-40907), filed on October 19, 2021).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-259469) filed with the SEC on September 10, 2021).

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of May, 2022.

BLACK MOUNTAIN ACQUISITION CORP.

/s/ Rhett Bennett
Name:	Rhett Bennett
Title:	Chief Executive Officer

/s/ Jacob Smith
Name:	Jacob Smith
Title:	Chief Financial Officer, Chief Accounting
Officer and Secretary