Form 10-Q
period 2022-06-30
Black Mountain Acquisition Corp.
filed 2022-08-12
CIK 1848020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
of the Exchange Act).    Yes  ☒    No  ☐
As of August 11, 202
2, 27,600,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

BLACK MOUNTAIN ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

		Page No.
PART I-FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022, for the Three Months Ended June 30, 2021 and for the Period from February 10, 2021 (Inception) Through June 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Six Months Ended June 30, 2022, for the Three and Six Months Ended June 30, 2021 and for the Period from February 10, 2021 (Inception) through June 30, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Period from February 10, 2021 (Inception) through June 30, 2021 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II-OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

i

PART
I-FINANCIAL
INFORMATION

Item 1. Financial Statements
BLACK MOUNTAIN ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash	$202,891	$899,056
Prepaid expenses	279,316	317,666

Total current assets	482,207	1,216,722
Prepaid expenses, non – current	—	84,065
Investments held in Trust Account	281,947,219	281,523,974
Total Assets	$282,429,426	$282,824,761

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$325,776	$559,557
Income taxes payable	30,154	—
Due to related party	15,524	—
Total current liabilities	371,454	559,557
Deferred underwriting commissions	9,660,000	9,660,000

Total Liabilities	10,031,454	10,219,557

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 27,600,000 shares at redemption value of $10.20 per share at June 30, 2022 and December 31, 2021	281,638,237	281,520,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding, (excluding 27,600,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 6,900,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	690	690
Stock subscription receivable	—	(240)
Additional paid-in capital	—	—
Accumulated deficit	(9,240,955)	(8,915,246)

Total Stockholders’ Deficit	(9,240,265)	(8,914,796)

Total Liabilities and Stockholders’ Deficit	$282,429,426	$282,824,761

The accompanying Notes are an integral part of these financial statements

BLACK MOUNTAIN ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from February 10, 2021 (Inception) Through June 30,
	2022	2021	2022	2021
Formation and operating costs	$265,537	$269	$600,563	$844

Loss from operations	(265,537)	(269)	(600,563)	(844)

Other income:
Interest earned on marketable securities held in Trust Account	399,841	—	423,245	—

Other income	399,841	—	423,245	—
Income (Loss) before provision for income taxes	134,304	(269)	(177,318)	(844)
Provision for income taxes	(30,154)	—	(30,154)	—

Net income (loss)	$104,150	$(269)	$(207,472)	$(844)

Weighted average shares outstanding of Class A common stock	27,600,000	—	27,600,000	—

Basic and diluted net income (loss) per share, Class A common stock	$0.00	$—	$(0.01)	$—

Weighted average shares outstanding of Class B common stock	6,900,000	6,000,000	6,900,000	6,000,000

Basic and diluted net income (loss) per share, Class B common stock	$0.00	$(0.00)	$(0.01)	$(0.00)

The accompanying Notes are an integral part of these financial statements

BLACK MOUNTAIN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2021	—	$—	6,900,000	$690	$—	$(240)	$(8,915,246)	$(8,914,796)
Stock Subscription Received from Issuance of Founder Shares to Directors	—	—	—	—	—	240	—	240
Net loss	—	—	—	—	—	—	(311,622)	(311,622)

Balance – March 31, 2022	—	$—	6,900,000	$690	$—	$—	$(9,226,868)	$(9,226,178)

Accretion of Class A common stock to redemption value	—	—	—	—	—	—	(118,237)	(118,237)
Net income	—	—	—	—	—	—	104,150	104,150

Balance – June 30, 2022	—	$—	6,900,000	$690	$—	$—	$(9,240,955)	$(9,240,265)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – February 10, 2021 (Inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	6,900,000	690	24,310	—	—	25,000
Net loss	—	—	—	—	—	—	(575)	(575)

Balance – March 31, 2021	—	$—	6,900,000	$690	$24,310	$—	$(575)	$24,425
Net loss	—	—	—	—	—	—	(269)	(269)

Balance – June 30, 2021	—	$—	6,900,000	$690	$24,310	$—	$(844)	$24,156

The accompanying Notes are an integral part of these financial statements

BLACK MOUNTAIN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,	For the Period from February 10, 2021 (Inception) through June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(207,472)	$(844)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(423,245)	—
Changes in operating assets and liabilities:
Prepaid expenses	122,415	—
Due to related party	15,524	—
Accrued expenses	(233,781)	844
Income taxes payable	30,154	—

Net cash used in operating activities	(696,405)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Independent Directors	240	—
Proceeds from issuance of promissory note to related party	—	35,000
Payment of deferred offering costs	—	(20,600)

Net cash provided by financing activities	240	14,400

Net Change in Cash	(696,165)	14,400
Cash – Beginning of period	899,056	—

Cash – End of period	$202,891	$14,400

Non-Cash investing and financing activities:
Accretion of Class A common stock to redemption value	$118,237	$—

Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$25,000

Deferred offering costs included in accrued offering costs and expenses	$—	$335,000

The accompanying Notes are an integral part of these financial statements

BLACK MOUNTAIN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 10, 2021 (date of inception) to June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and pursuing a business combination described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.
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
Pursuant to the Company’s certificate of incorporation, if the Company is unable to complete the Initial Business Combination within 18 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, and subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Pursuant to the Company’s certificate of incorporation, the Sponsor and the Company’s officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within the Combination Period. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.
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
E. Going Concern and Liquidity
As of June 30, 2022, the Company had $202,891 in its operating bank account and working capital of $110,753.

The Company’s liquidity needs up to June 30, 2022, had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $195,000 (see Note 5) and proceeds held outside of the Trust Account is available for working capital purposes. The promissory note was paid in full on October 20, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update
(“ASU”)2014-15,
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
In connection with the Company’s assessment of going concern considerations in accordance with FASB
ASC205-40,
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
B. Note 2—Significant Accounting Policies
A. Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.
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
D. Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $202,891 and $899,056, and no cash equivalents as of June 30, 2022 and December 31, 2021, respectively.
E. Investments Held in Trust Account
As of June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in marketable securities. At June 30, 2022 and December 31, 2021, the Company had $281,947,219 and $281,523,974 in marketable securities held in the Trust Account, respectively.
F. Concentration of credit risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.
G. Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of the
ASC340-10-S99-1.
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

J. Net Income (Loss) Per Share of Common Stock
Net income (loss) per share of common stock is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. As of June 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted income (loss) per share of common share is the same as basic income (loss) per share of common stock for the periods.

	For the Three Months Ended June 30, 2022
	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$83,320	$20,830
Denominator:
Weighted average shares outstanding	27,600,000	6,900,000
Basic net income per share	$0.00	$0.00

	For the Six Months Ended June 30, 2022
	Class A	Class B
Basic net loss per share:
Numerator:
Allocation of net loss	$(165,978)	$(41,494)
Denominator:
Weighted average shares outstanding	27,600,000	6,900,000
Basic net loss per share	$(0.01)	$(0.01)

	For the Three Months Ended June 30, 2021
	Class A	Class B
Basic net loss per share:
Numerator:
Allocation of net loss	$—	$(269)
Denominator:
Weighted average shares outstanding	—	6,000,000
Basic net loss per share	$—	$(0.00)

	For the Period from February 10, 2021 (Inception) Through June 30, 2021
	Class A	Class B
Basic net loss per share:
Numerator:
Allocation of net loss	$—	$(844)
Denominator:
Weighted average shares outstanding	—	6,000,000
Basic net loss per share	$—	$(0.00)
K. Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate wa
s
 (22.45)% and 0.00%
for the three months ended June 30, 2022 and 2021, respectively, and
 17.01% and 0.00%
for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of
 21%
for the three and six months ended June 30, 2022 and 2021, due to the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
L. Common Stock Subject to Possible Redemption
All of the 27,600,000 shares of common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in
ASC480-10-S99,
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
M. Warrant Instruments
The Company accounts for its Public and Private warrants as equity-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. In that respect, the Private Warrants, as well as warrants underlying additional units the Company issued to the Sponsor, officers, directors, initial stockholders or their affiliates in payment of Working Capital Loans made to the Company are identical to the warrants underlying the Units being offered in the Initial Public Offering.
N. Recent Accounting Pronouncements
In August 2020, FASB issued Accounting Standards Update
(“ASU”)2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU2020-06”)
to simplify accounting for certain financial instruments.
ASU2020-06
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
ASU2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments.
ASU2020-06
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
All of the 27,600,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in
ASC480-10-S99,
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
capital and accumulated deficit.
As of June 30, 2022 and December 31, 2021, the shares of Class A common stock subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$276,000,000
Less:
Proceeds allocated to Public Warrants	(12,464,948)
Common stock issuance costs	(15,036,924)
Proceeds from private placement deposited in trust account which will adjust accretion:
Accretion of carrying value to redemption value	33,021,872

Class A common stock subject to possible redemption, December 31, 2021	281,520,000
Accretion of carrying value to redemption value	118,237

Class A common stock subject to possible redemption, June 30, 2022	$281,638,237

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
The fair value of the founder shares at the grant dates was determined using an internal model using the issuance price of the Units in the Initial Public Offering as a proxy adjusting for the value of the warrants included in the Units, for the probability the Company will consummate an initial Business Combination and for holding costs and no rights of redemption. Valuation of the 90,000 founder shares granted to the directors is estimated to be $486,000 or $5.40 per share. The Company will record the fair value of the transferred shares in excess of the amount paid as director compensation expense upon consummation of an initial Business Combination, in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 718 “Compensation-Stock Compensation”, which requires deferral of the expense recognition until after the performance condition becomes probable of being achieved. If the performance condition is a business combination or similar liquidity event, the performance condition is not deemed to be probable until it is achieved.

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
B. Related Party Loans
On February 10, 2021, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “Note”). This Note was non-interest
bearing and payable upon the earlier of (i) the date that is 180 days following the date of the Note and (ii) the closing date of the Initial Public Offering. As of October 18, 2021, the Company had borrowed $195,000, which would have been due upon demand. The aggregate amount of $195,000 was paid in full on October 20, 2021. As of June 30, 2022 and December 31, 2021 there is no amount due under related party loans.
In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on anon-interest bearing basis as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. To date, the Company had no borrowings under the Working Capital Loans.
C. Administrative Support Agreement and Other
Commencing on the date the Units are first listed on the New York Stock Exchange, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2022, the Company has incurred $30,000 and $60,000 of administrative service fee, respectively. For the three months ended June 30, 2021 and for the period from February 10, 2021 (inception) through June 30, 2021, the Company did not incurred of such fees.
In February 2022, Black Mountain Land Company LLC, a related party (“Black Mountain Land”), paid flight expenses of $15,524 on the Company’s behalf. The amount is recorded in Due to Related Party on the accompanying balance sheet.
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
G. Note 7—Stockholders’ Deficit
Preferred Stock
— The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.
Class
 A Common Stock
— The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding, excluding 27,600,000 shares subject to possible redemption.
Class
 B Common Stock
— The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 6,900,000 shares of Class B common stock issued and outstanding, which such amount having been restated to reflect the share dividend in October 2021 as discussed in Note 5. Of the 6,900,000 shares of Class B common stock outstanding, up to 900,000 shares of Class B common stock were subject to forfeiture to the Company by the initial stockholders for no consideration.
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
A. Redemption of Warrants
Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and

•
if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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
At June 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $281,947,219 and $281,523,974 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2022, the Company has not withdrawn any.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2022
	Level	Amount
Assets:
Marketable securities held in Trust Account	1	$281,947,219
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

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to select an appropriate target business or businesses;

•	our expectations around the performance of the prospective target business or businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance; or

•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Quarterly Report on Form10-Q.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 10, 2021 (inception) through June 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had a net income of $104,150, which consisted of interest earned on funds held in Trust Account of $399,841, offset by formation and operating costs of $265,537 and provision for income taxes of $30,154.
For the six months ended June 30, 2022, we had a net loss of $207,472, which consisted of formation and operating costs of $600,563 and provision for income taxes of $30,154, offset by interest earned on funds held in Trust Account of $423,245.
For the three months ended June 30, 2021, we had a net loss of $269, which primarily consisted of formation and operating costs.
For the six months ended June 30, 2021, we had a net loss of $844, which primarily consisted of formation and operating costs.
Liquidity, Capital Resources and Going Concern
As of June 30, 2022, we had $202,891 in cash and working capital of $110,753.

Our liquidity needs up to June 30, 2022 had been satisfied through a payment of $25,000 in offering costs by the Sponsor in exchange for the Founder Shares, and borrowings under the promissory note of $195,000 and funds held outside of the Trust Account. The promissory note was fully repaid on October 20, 2021 from the proceeds of the IPO.
In October 2021, we consummated our Public Offering and the Private Placement. Of the net proceeds from our Initial Public Offering and associated Private Placements, $281,520,000 of cash was placed in the Trust Account and $1,960,476 of cash was held outside of the Trust Account and was available for working capital purposes.
In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide Working Capital Loans. As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.
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
Related Party Working Capital Loan
In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on anon-interest bearing basis as may be required (“
Working Capital Loans
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
Off-Balance
Sheet Arrangements
As of June 30, 2022, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
Contractual Obligations
As of June 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. Beginning on October 14, 2021, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of June 30, 2022, we had $0 in accrued administrative support.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the three months period ended June 30, 2022, as such term is defined in Rules 13a- 15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our principal executive officer and principal financial and accounting officer (“Certifying Officers”) have concluded that during the period covered by this report, our disclosure controls and procedures were not effective over financial reporting relating to the classification of current and non-current assets, and insufficient controls related to the review during the financial close process. Additionally, we lack adequate resources to properly account for and report our transactions. Due to the impact on our financial statements, we determined that a material weakness exists.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the period ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PARTII-OTHER INFORMATION

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
If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an Initial Business Combination, or the operations of a target business with which we may ultimately consummate our Initial Business Combination, may be materially adversely affected.

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
(File
No. 333-259469)
(the “Registration Statement”) and on Form
S-1
MEF (File
No. 333-260233)
(the “Additional Registration Statement”, and together with the Registration Statement, the “Registration Statements”). The SEC declared the Registration Statements effective on October 13, 2021.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of August 2022.

BLACK MOUNTAIN ACQUISITION CORP.

/s/ Rhett Bennett
Name:	Rhett Bennett
Title:	Chief Executive Officer

/s/ Jacob Smith
Name:	Jacob Smith
Title:	Chief Financial Officer, Chief Accounting Officer and Secretary