Form 10-Q
period 2022-09-30
Black Mountain Acquisition Corp.
filed 2022-11-10
CIK 1848020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such file
s).    Yes  ☒    No  ☐
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
As of November
10
, 2022, 27,600,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

BLACK MOUNTAIN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

		Page No.
PART I-FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021 and for the Period from February 10, 2021 (Inception) Through September 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021 and for the Period from February 10, 2021 (Inception) through September 30, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from February 10, 2021 (Inception) through September 30, 2021 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II-OTHER INFORMATION		26

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

i

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements
BLACK MOUNTAIN ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash	$403,835	$899,056
Prepaid expenses	180,721	317,666

Total current assets	584,556	1,216,722
Prepaid expenses, non – current	—	84,065
Investments held in Trust Account	282,796,766	281,523,974

Total Assets	$283,381,322	$282,824,761

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$380,925	$559,557
Income taxes payable	184,548	—
Due to related party	6,825	—

Total current liabilities	572,298	559,557
Deferred underwriting commissions	9,660,000	9,660,000

Total Liabilities	10,232,298	10,219,557

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 27,600,000 shares at redemption value of $10.20 per share at September 30, 2022 and December 31, 2021, respectively	282,603,269	281,520,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding, (excluding 27,600,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 6,900,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	690	690
Stock subscription receivable	—	(240)
Additional paid-in capital	—	—
Accumulated deficit	(9,454,935)	(8,915,246)

Total Stockholders’ Deficit	(9,454,245)	(8,914,796)

Total Liabilities and Stockholders’ Deficit	$283,381,322	$282,824,761

The accompanying Notes are an integral part of these financial statements

BLACK MOUNTAIN ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from February 10, 2021 (Inception) Through September 30,
	2022	2021	2022	2021
Formation and operating costs	$264,649	$298	$865,212	$1,142

Loss from operations	(264,649)	(298)	(865,212)	(1,142)

Other income:
Interest earned on marketable securities held in Trust Account	1,272,095	—	1,695,340	—

Other income	1,272,095	—	1,695,340	—

Income (Loss) before provision for income taxes	1,007,446	(298)	830,128	(1,142)
Provision for income taxes	(256,394)	—	(286,548)	—

Net income (loss)	$751,052	$(298)	$543,580	$(1,142)

Weighted average shares outstanding of Class A common stock	27,600,000	—	27,600,000	—

Basic and diluted net income (loss) per share, Class A common stock	$0.02	$—	$0.02	$—

Weighted average shares outstanding of Class B common stock	6,900,000	6,000,000	6,900,000	6,000,000

Basic and diluted net income (loss) per share, Class B common stock	$0.02	$(0.00)	$0.02	$(0.00)

The accompanying Notes are an integral part of these financial statements

BLACK MOUNTAIN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Stock Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance – December 31, 2021	—	$—	6,900,000	$690	$—	$(240)	$(8,915,246)	$(8,914,796)
Stock Subscription Received from Issuance of Founder Shares to Directors	—	—	—	—	—	240	—	240
Net loss	—	—	—	—	—	—	(311,622)	(311,622)

Balance – March 31, 2022	—	$—	6,900,000	$690	$—	$—	$(9,226,868)	$(9,226,178)
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	—	(118,237)	(118,237)
Net income	—	—	—	—	—	—	104,150	104,150

Balance – June 30, 2022	—	$—	6,900,000	$690	$—	$—	$(9,240,955)	$(9,240,265)
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	—	(965,032)	(965,032)
Net income	—	—	—	—	—	—	751,052	751,052

Balance – September 30, 2022	—	$—	6,900,000	$690	$—	$—	$(9,454,935)	$(9,454,245)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Stock Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance – February 10, 2021 (Inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	6,900,000	690	24,310	—	—	25,000
Net loss	—	—	—	—	—	—	(575)	(575)

Balance – March 31, 2021	—	$—	6,900,000	$690	$24,310	$—	$(575)	$24,425
Net loss	—	—	—	—	—	—	(269)	(269)

Balance – June 30, 2021	—	$—	6,900,000	$690	$24,310	$—	$(844)	$24,156
Net loss	—	—	—	—	—	—	(298)	(298)

Balance – September 30, 2021	—	$—	6,900,000	$690	$24,310	$—	$(1,142)	$23,858

The accompanying Notes are an integral part of these financial statements

BLACK MOUNTAIN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,	For the Period from February 10, 2021 (Inception) through September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$543,580	$(1,142)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,695,340)	—
Changes in operating assets and liabilities:
Prepaid expenses	221,010	—
Due to related party	6,825	—
Accrued expenses	(178,632)	574
Income taxes payable	184,548	—

Net cash used in operating activities	(918,009)	(568)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay for Franchise and Income Taxes	422,548	—

Net cash provided by investing activities	422,548	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Independent Directors	240	—
Proceeds from issuance of promissory note to related party	—	195,000
Payment of deferred offering costs	—	(184,399)

Net cash provided by financing activities	240	10,601

Net Change in Cash	(495,221)	10,033
Cash – Beginning of period	899,056	—

Cash – End of period	$403,835	$10,033

Non-Cash investing and financing activities:
Remeasurement of Class A common stock to redemption value	$1,083,269	$—

Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$25,000

Deferred offering costs included in accrued offering costs and expenses	$—	$324,426

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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 10, 2021 (inception) to September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and pursuing a business combination described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.
B. Sponsor and Financing
The Company’s sponsor is Black Mountain Sponsor LLC, a Delaware limited liability company (the “Sponsor”).
On February 10, 2021, 5,750,000 shares of the Company’s Class B common stock (the “Founder Shares”) were issued to the Sponsor in exchange for the payment of $25,000 of deferred offering costs on behalf of the Company, or approximately $0.004 per share. In October 2021, the Company effected a dividend of 1,150,000 of the Company’s Founder Shares, which resulted in an aggregate of 6,900,000 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend. Up to 900,000
Founder Shares were subject to forfeiture to the extent that the over-allotment option is not exercised by the Underwriters (defined below). On October 22, 2021, the Underwriters fully exercised the over-allotment option; thus, Founder Shares are no longer subject to forfeiture.
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
In connection with the Initial Public Offering, the
U
nderwriters were granted an option to purchase up to an additional 3,600,000 Units to cover over-allotments, if any. On October 21, 2021, the
U
nderwriters fully exercised their over-allotment option and, on October 22, 2021, the
U
nderwriters purchased 3,600,000 Units (the “Over-allotment Units”) at a price of $10.00 per unit, generating gross proceeds of $36,000,000.
On October 18, 2021, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrant Purchase Agreement, dated October 13, 2021, by and between the Company and the Sponsor (the “Private Placement Warrant Purchase Agreement”), the Company completed the private sale of 11,600,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $11,600,000 (such sale, the “Private Placement”). On October 22, 2021, simultaneously with the sale of the Over-allotment Units, the Company completed a private placement with the Sponsor for an additional 1,440,000 warrants at a price of $1.00 per warrant (the “Additional Private Placement Warrants” and, together with the Public Warrants and the Private Placement Warrants, the “Warrants”), generating gross proceeds to the Company of $1,440,000.

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
The Company’s certificate of incorporation provides that, other than the withdrawal of interest to pay taxes (less up to $100,000 to pay dissolution expenses), none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Initial Business
Combination; (ii) t
he redemption of any shares of Class A common stock included in the Units (the “Public Shares”) sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation to affect the substance or timing of its obligation to redeem 100% of such Public Shares if it has not consummated an Initial Business Combination within 18 months from the closing of the Initial Public Offering; or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within 18 months from the closing of the Initial Public Offering. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s holders (the “Public Stockholders”) of the Public Shares.
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
If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a stockholder will have the right to redeem his, her or its Public Shares for an amount in cash equal to his, her or its pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to pay its taxes. As a result, all such Public Shares are recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”).
Pursuant to the Company’s certificate of incorporation, if the Company is unable to complete the Initial Business Combination within 18 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, and subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Pursuant to the Company’s certificate of incorporation, the Sponsor and the Company’s officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (defined below) held by them if the Company fails to complete the Initial Business Combination within the Combination Period. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.
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
E. Going Concern and Liquidity
As of September 30, 2022, the Company had $403,835 in its operating bank account and working capital of $12,258.
The Company’s liquidity needs up to September 30, 2022 had been satisfied through a payment from the Sponsor of
$25,000
(see Note 5) for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor o
f $195,000
(see Note 5), and proceeds held outside of the Trust Account are available for working capital purposes. The promissory note was paid in full on October 20, 2021. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (defined below) (see Note 5). As of September 30, 2022, there we re no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans, which raises substantial doubt about the Company’s ability to continue as a going concern. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC
205-40,
“Presentation of Financial Statements – Going Concern,” management has determined that if the Company is unable to complete a business combination by April 19, 2023 (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s anticipated capital requirements raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a business combination before the mandatory liquidation date.
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
B. Note 2—Significant Accounting Policies
A. Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.
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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential dif
ferences in accounting standards used.
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
D. Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $403,835 and $899,056, and no cash equivalents as of September 30, 2022 and December 31, 2021, respectively.
E. Investments Held in Trust Account
As of September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in marketable securities. At September 30, 2022 and December 31, 2021, the Company had $282,796,766 and $281,523,974 in marketable securities held in the Trust Account, respectively.
F. Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.
G. Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of the ASC
340-10-S99-1.
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. The Company incurred offering costs amounting to $15,774,999 as a result of the Initial Public Offering consisting of $5,520,000 of underwriting commissions, $9,660,000 of deferred underwriting commissions, and $594,999 of other offering costs. The
o
ffering costs were charged to stockholders’ deficit upon the completion of the Initial Public Offering.
H. Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

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

J. Net Income Per Share of Common Stock
Net income per share of common stock is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. As of September 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted income per share of common share is the same as basic income per share of common stock for the periods.

	For the Three Months Ended September 30, 2022
	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$600,842	$150,210
Denominator:
Weighted average shares outstanding	27,600,000	6,900,000
Basic net income per share	$0.02	$0.02

	For the Nine Months Ended September 30, 2022
	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$434,864	$108,716
Denominator:
Weighted average shares outstanding	27,600,000	6,900,000
Basic net income per share	$0.02	$0.02

	For the Three Months Ended September 30, 2021
	Class A	Class B
Basic net loss per share:
Numerator:
Allocation of net loss	$—	$(298)
Denominator:
Weighted average shares outstanding	—	6,900,000
Basic net loss per share	$—	$—

	For the Period from February 10, 2021 (Inception) Through September 30, 2021
	Class A	Class B
Basic net loss per share:
Numerator:
Allocation of net loss	$—	$(1,142)
Denominator:
Weighted average shares outstanding	—	6,900,000
Basic net loss per share	$—	$—

K. Income Taxes
The Company accounts for income taxes under FASB ASC 740, Income Taxes (“ASC 740”). ASC 740, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 25.45% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 34.52% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to the valuation allowance on the deferred tax assets.
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
While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
L. Common Stock Subject to Possible Redemption
All of the 27,600,000
shares of common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Initial Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all shares of Class A common stock have been classified outside of permanent equity.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are effected by charges against additional paid in capital and accumulated deficit.
M. Warrant Instruments
The Company accounts for its Public Warrants and Private Placement Warrants as equity-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. In that respect, the Private Placement Warrants, as well as warrants underlying additional units the Company issued to the Sponsor, officers, directors, initial stockholders or their affiliates in payment of Working Capital Loans made to the Company are identical to the warrants underlying the Units being offered in the Initial Public
Offering.

N. Inflation Reduction Act of 2022
At this time, it has been determined that none of the Inflation Reduction Act of 2022 (the “IR Act”) tax provisions have an impact to the Company’s fiscal 2022 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods. For more information, please see “Risk Factors.”
O. Recent Accounting Pronouncements
In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis. On February 10, 2021 (inception), the Company adopted the new standard.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the C om
pany’s unaudited co
nde
nsed financial statements.
C. Note 3—Initial Public Offering
The Company consummated its Initial Public Offering of 24,000,000 Units on October 18, 2021. Each Unit consists of one Class A common stock and three quarters of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A common stock at an exercise price of $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $240,000,000 and incurring $13,200,000 in underwriting fees comprised of an initial payment of $4,800,000 and $8,400,000 of deferred underwriting commissions. The Company granted the underwriters in the Initial Public Offering (the “Underwriters”) a
45-day

option
to purchase up to an aggregate of 3,600,000 additional Units to cover over-allotments, if any. On October 22, 2021, the Underwriters exercised the over-allotment option to purchase the Over-allotment
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
All of the 27,600,000
shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Initial Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.
If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in
capital and accumulated deficit.
As of September 30, 2022 and December 31, 2021, the shares of Class A common stock subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$276,000,000
Less:
Proceeds allocated to Public Warrants	(12,464,948)
Common stock issuance costs	(15,036,924)
Remeasurement of carrying value to redemption value	33,021,872

Class A common stock subject to possible redemption, December 31, 2021	281,520,000
Remeasurement of carrying value to redemption value	1,083,269

Class A common stock subject to possible redemption, September 30, 2022	$282,603,269

D. Note 4—Private Placement
The Sponsor purchased an aggregate of 11,600,000 Private Placement Warrants for a purchase price of $11,600,000, or $1.00 per warrant, in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Simultaneously with the
U
nderwriters’ exercise of the over-allotment option, the Sponsor purchased 1,440,000 Additional Private Placement Warrants for a purchase price of $1,440,000, or $1.00 per warrant. Each Private Placement Warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment, and will expire worthless if the Company does not complete the Initial Business Combination.
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
E. Note 5—Related Party Transactions
A. Founder Shares
On February 10, 2021, 5,750,000 shares of the Company’s Class B common stock (the “Founder Shares”) were issued to the Sponsor in exchange for the payment of $25,000 of expenses on behalf of the Company, or approximately $0.004 per share. In October 2021, the Company effected a dividend of 1,150,000 of the Company’s Founder Shares, which resulted in an aggregate of 6,900,000 Founder Shares outstanding. All share
s
and associated amounts have been retroactively restated to reflect the share dividend. Up to 900,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised by the
U
nderwriters. The
U
nderwriters’ over-allotment option would have been available for 45 days from the effective date of the registration statement.
On October 22, 2021, the Underwriters exercised the over-allotment option in full to purchase the Over-allotment Units. As a res ult, 900,000 founder shares are no longer subject to forfeiture.
In connection with the Initial Public Offering, the Sponsor forfeited a total of 90,000 founder shares for no consideration, and 30,000 founder shares were purchased from the Company by each of the Company’s independent directors, Mel G. Riggs, Charles W. Yates and Stephen Straty, at their original purchase price (approximately $0.004 per share) or a total of $360. The excess of the fair value of the founder shares transferred ($515,340) over the original issuance price ($360)
will be accounted for as director’s compensation expense upon the initial business combination. The purchased shares shall vest upon the Company consummating an Initial Business Combination (the “Vesting Date”). If prior to the Vesting Date, the Director is removed from office or ceases to be a Director, the Director will forfeit their founder shares to the Company. The Directors have agreed, (1) the shares may not be sold or transferred, until six months after the consummation of a business combination, (2) the shares will not be entitled to redemption from the funds held in the trust account, or any liquidating distributions. The Company has 18 months from the date of the Initial Public Offering to consummate a business combination, and if a business combination is not consummated, the Company will liquidate, and the shares will become worthless.
The fair value of the founder shares at the grant dates was determined using an internal model using the issuance price of the Units in the Initial Public Offering as a proxy adjusting for the value of the warrants included in the Units, for the probability the Company will consummate an initial Business Combination and for holding costs and no rights of redemption. Valuation of the 90,000 founder shares granted to the directors is estimated to be $486,000 or $5.40 per share. The Company will record the fair value of the transferred shares in excess of the amount paid as director compensation expense upon consummation of an initial Business Combination, in accordance with the guidance in FASB ASC 718, Compensation-Stock Compensation (“ASC 718”), which requires deferral of the expense recognition until after the performance condition becomes probable of being achieved. If the performance condition is a business combination or similar liquidity event, the performance condition is not deemed to be probable until it is achieved.

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
B. Related Party Loans
On February 10, 2021, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “Note”). This Note was non-interest
bearing and payable upon the earlier of (i) the date that is 180 days following the date of the Note and (ii) the closing date of the Initial Public Offering. As of October 18, 2021, the Company had borrowed $195,000, which would have been due upon demand. The aggregate amount of $195,000 was paid in full on October 20, 2021. As of September 30, 2022 and December 31, 2021 there is no amount due under related party loans.
In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest bearing basis as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination or, at the lender’s discretion, up to
$1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. To date, the Company had no borrowings under the Working Capital Loans.
C. Administrative Support Agreement and Other
Commencing on the date the Units are first listed on the New York Stock Exchange, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2022, the Company has incurred $30,000 and $90,000 of administrative service fee
s
, respectively. For the three months ended September 30, 2021 and for the period from February 10, 2021 (inception) through September 30, 2021, the Company did not incur such fees.
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
, if any, (and any Class A common shares issuable upon the exercise of the Private Placement Warrants and Warrants that may be issued upon conversion of
Working Capital Loans
) will be entitled to registration rights pursuant to a registration rights agreement signed prior to or on the effective date of the Initial Public Offering. The holders of at least $25 million in value of these securities are entitled to demand that the Company file a registration statement covering such securities and to require the Company to effect up to an aggregate of three underwritten offerings of such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an Initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

B. Underwriting Agreement
The Company granted the
U
nderwriters a
45-day

option
to purchase up to 3,600,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.
On October 22, 2021, the Underwriters exercised the over-allotment option in full to purchase the Over-allotment Units, at a purchase price of
$10.00 per Public Unit generating gross proceeds to the Company of $36,000,000 (see Note 3).
On October 18, 2021, the Company paid a cash underwriting commission of $0.20 per unit, or $4,800,000 and on October 22, 2021, paid an additional $720,000 or $0.20 per unit for an aggregate of $5,520,000.
The representatives of the
U
nderwriters are entitled to deferred underwriting commissions of $0.35 per unit, or $9,660,000 in the aggregate (including the commission related to the
U
nderwriters’ exercise of the over-allotment option). The deferred fee will become payable to the representatives of
U
nderwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement for the offering.
G. Note 7—Stockholders’ Deficit
Preferred Stock
— The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.
Class
 A Common Stock
— The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding, excluding 27,600,000 shares subject to possible redemption.
Class
 B Common Stock
— The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 6,900,000 shares of Class B common stock issued and outstanding, which such amount having been restated to reflect the share dividend in October 2021 as discussed in Note 5. Of the 6,900,000 shares of Class B common stock outstanding, up to 900,000 shares of Class B common stock were subject to forfeiture to the Company by the initial stockholders for no consideration.
On October 22, 2021, the Underwriters exercised the over-allotment option in full to purchase the Over-allotment Units. As a re sult, 900,000 founder shares are no longer subject to forfeiture.
Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders, except as required by law. Each share of common stock will have one vote on all such matters.
The Class B common stock will automatically convert into Class A common stock at the time of the Initial Business Combination on a one-for-one
basis, subject to adjustment for redemptions, merger consideration, private placement warrants, and any securities issued to affiliates, and the like and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the Initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of our Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (after giving effect to any redemptions of shares of Class A common stock by public stockholders and excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers and directors upon conversion of Working Capital Loans).

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
In addition, if (i) the Company issues additional Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the Initial Business Combination at an issue price or effective issue price of less than
$9.20 per share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60%
of the total equity proceeds, and interest thereon, available for the funding of our Initial Business Combination on the date of the consummation of the Initial Business Combination (net of redemptions), and (iii) the volume weighted average trading price of our Class A common stock during the 20-day trading period starting on the trading day prior to the day on which we consummate our Initial Business Combination (such price, the “Market Value”) is below
$9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (A) the Market Value or (B) the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Redemption of Warrants” will be adjusted (to the nearest cent) to be equal to 180% of the Newly Issued Price.
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
At September 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $282,796,766 and $281,523,974 in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2022, the Company has withdrawn $422,548.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022
	Level	Amount
Assets:
Marketable securities held in Trust Account	1	$282,796,766
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

References to the “Company,” “our,” “us” or “we” refer to Black Mountain Acquisition Corp., a blank check company incorporated on February 10, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report on Form 10-Q as our “Initial Business Combination.” References to our “Sponsor” refer to Black Mountain Sponsor LLC, a Delaware limited liability company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “Initial Public Offering” refers to our initial public offering, which closed on October 18, 2021 (the “Closing Date”). References to “public shares” are to shares of our Class A common stock sold as part of the units in our Public Offering. References to “public stockholders” are to the holders of our public shares. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

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

In February 2021, we issued an aggregate of 5,750,000 shares of our Class B common stock (the “Founder Shares”) to our Sponsor in exchange for a capital contribution of $25,000, a purchase price of approximately $0.004 per share. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of our Initial Public Offering. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. In October 2021, in connection with our Initial Public Offering, our Sponsor forfeited a total of 90,000 Founder Shares to us for no consideration, and we then issued 30,000 Founder Shares to each of our three independent directors at their original purchase price. Also in October 2021, in connection with our Initial Public Offering, we effected a stock dividend of 1,150,000 Founder Shares on the Founder Shares, which resulted in our Sponsor owning 6,810,000 Founder Shares. Such stock dividend has been accounted for retroactively to all periods. The holders of our Founder Shares prior to our Initial Public Offering are referred to in this Quarterly Report on Form 10-Q as our “initial stockholders.”

On the Closing Date, we consummated our Initial Public Offering of 24,000,000 Units and, on October 22, 2021, the Underwriters purchased the Over-allotment Units upon the full exercise of their over-allotment option, resulting in the sale of 27,600,000 Units in the aggregate. The Units were sold at a price of $10.00 per unit, generating gross proceeds to us of $276,000,000. Each Unit consists of one share of our Class A common stock and three quarters of one Public Warrant. Each whole Public Warrant entitles the holder thereof to purchase one whole share of our Class A common stock at a price of $11.50 per share, subject to adjustment, and only whole warrants are exercisable. The warrants will become exercisable on the 30th day after the completion of our Initial Business Combination and will expire five years after the completion of our Initial Business Combination or earlier upon redemption or liquidation.

On the Closing Date, simultaneously with the consummation of our Initial Public Offering, we completed a private placement of 11,600,000 private placement warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per warrant to our Sponsor, generating gross proceeds to us of approximately $11,600,000 and, on October 22, 2021, simultaneously with the consummation of the over-allotment option, we completed the

Private Placement. Each Private Placement Warrant entitles the holder to purchase one whole share of our Class A common stock at $11.50 per share. The Private Placement Warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our Initial Business Combination.

Approximately $281,520,000 of the net proceeds from our Initial Public Offering and the Private Placement has been deposited in the Trust Account.

We received gross proceeds from our Public Offering and the sale of the Private Placement Warrants of $276,000,000 and $13,040,000, respectively, for an aggregate of $289,040,000. $281,520,000 of the gross proceeds were deposited into the Trust Account. The $281,520,000 of net proceeds held in the Trust Account includes $9,660,000 of deferred underwriting discounts and commissions that will be released to the Underwriters upon completion of our Initial Business Combination. Of the gross proceeds from our Initial Public Offering and the sale of the Private Placement Warrants that were not deposited in the Trust Account, $5,520,000 was used to pay underwriting discounts and commissions in our Initial Public Offering approximately $195,000 was used to repay loans and advances from our Sponsor, and the balance was reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

The Founder Shares that we issued prior to the Closing Date will automatically convert into shares of our Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in our Initial Public Offering and related to the closing of the Initial Business Combination the ratio at which the shares of our Class B common stock will convert into shares of our Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of our Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of our Class A common stock issuable upon conversion of all issued and outstanding shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of our Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (after giving effect to any redemptions of shares of our Class A common stock by public stockholders and excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination and any Private Placement Warrants issued to our Sponsor, any affiliate of our Sponsor or any of our officers or directors upon conversion of any Working Capital Loans).

On November 9, 2021, we announced that, commencing November 12, 2021, holders of the Units sold in our Initial Public Offering may elect to separately trade the shares of Class A common stock and Public Warrants included in the Units. The shares of Class A common stock and Public Warrants that are separated will trade on the New York Stock Exchange (“NYSE”) under the symbols “BMAC” and “BMAC WS,” respectively. Those Units not separated will continue to trade on the NYSE under the symbol “BMAC.U.”

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 10, 2021 (inception) through September 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $751,052, which consisted of interest earned on funds held in Trust Account of $1,272,095, offset by formation and operating costs of $264,649 and provision for income taxes of $256,394.

For the nine months ended September 30, 2022, we had a net income of $543,580, which consisted of interest earned on funds held in Trust Account of $1,695,340, offset by formation and operating costs of $865,212 and provision for income taxes of $286,548.

For the three months ended September 30, 2021, we had a net loss of $298, which primarily consisted of formation and operating costs.

For the period from February 10, 2021 (inception) through September 30, 2021, we had a net loss of $1,142, which consisted of $1,142 in formation costs.

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, we had $403,835 in cash and working capital of $12,258.

Our liquidity needs up to September 30, 2022 had been satisfied through a payment of $25,000 in offering costs by the Sponsor in exchange for the Founder Shares, and borrowings under the promissory note of $195,000 and funds held outside of the Trust Account. The promissory note was fully repaid on October 20, 2021 from the proceeds of the Initial Public Offering.

In October 2021, we consummated our Initial Public Offering and the Private Placement. Of the net proceeds from our Initial Public Offering and Private Placements, $281,520,000 of cash was placed in the Trust Account and $1,960,476 of cash was held outside of the Trust Account and was available for working capital purposes.

In order to finance transaction costs in connection with a business combination our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide Working Capital Loans. As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about the Company’s ability to continue as a going concern. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Initial Business Combination in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Initial Business Combination if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 204-40 management has determined that if the Company is unable to complete a business combination by April 19, 2023 (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a business combination before the mandatory liquidation date.

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

Registration Rights

The holders of the Founder Shares, Warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Warrants that may be issued upon conversion of Working Capital Loan and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A common stock). The holders of at least $25 million in value of these securities are entitled to demand that we file a registration statement covering such securities and to require us to effect up to an aggregate of three underwritten offerings of such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our Initial Business Combination.

Related Party Working Capital Loan

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company a non-interest Working Capital Loans. If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of the Initial Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Initial Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. To date, the Company had no borrowings under the Working Capital Loans.

Related Party Promissory Note

On February 10, 2021, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the proposed public offering pursuant to an unsecured promissory note (the “Note”). This Note was non-interest bearing and payable upon the earlier of (i) the date that is 180 days following the date of the Note and (ii) the closing date of the Initial Public Offering. Prior to the consummation of the Initial Public Offering, the Company borrowed $195,000 under the Note. The Note was fully repaid on October 20, 2021 from the proceeds of the Initial Public Offering.

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

Class A Common Stock Subject to Possible Redemption

As a result of the right of stockholders to redeem their Public Shares in connection with a tender offer for shares or an Initial Business Combination, all such Public Shares are recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering in accordance with ASC 480.

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

Net Income per Share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. We apply the two-class method in calculating earnings per share. Adjustment associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(b)(1)(ii)(B) of Regulation S-K.

Contractual Obligations

As of September 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. Beginning on October 14, 2021, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2022, we had $0 in accrued administrative support.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the three months period ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our principal executive officer and principal financial and accounting officer (“Certifying Officers”) have concluded that during the period covered by this report, our disclosure controls and procedures were not effective over financial reporting relating to the classification of current and non-current assets, and insufficient controls related to the review during the financial close process. Additionally, we lack adequate resources to properly account for and report our transactions. Due to the impact on our financial statements, we determined that a material weakness exists.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the period ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

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

We may be subject to a new 1% U.S. federal excise tax in connection with redemptions of our Class A Common Stock.

On August 16, 2022, the IR Act was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax, but it has not yet issued any guidance.

Although the application of this excise tax is not entirely clear, any redemption or other repurchase effected by us that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A Common Stock or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) whether the business combination closes after December 31, 2022, (ii) the structure of the business combination, (iii) the fair market value of the redemptions and repurchases in connection with the business combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (v) the content of any regulations and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations or other guidance, and it is possible that the proceeds held in the Trust Account could be used to pay any excise tax owed by us in the event we are unable to complete a business combination in the required time and redeem 100% of our remaining Class A Common Stock in accordance with our certificate of incorporation), in which case the amount that would otherwise be received by our Public Stockholders in connection with our liquidation would be reduced.

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

Unregistered Sales

On February 10, 2021, the Sponsor acquired 5,750,000 Founder Shares for an aggregate purchase price of $25,000, consisting of 5,750,000 shares of Class B common stock. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of the Initial Public Offering. In October 2021, we effected a dividend of 1,150,000 of our Founder Shares, which resulted in our Sponsor owning 6,900,000 Founder Shares. In connection with our Initial Public Offering, our Sponsor forfeited a total of 90,000 Founder Shares, and 30,000 Founder Shares were then issued to each of the independent directors, Mel G. Riggs, Charles W. Yates and Stephen Straty, at their original purchase price. The Founder Shares were issued in connection with our organization pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Use of Proceeds

On October 18, 2021, the Company consummated its Initial Public Offering of 24,000,000 Units. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $240,000,000. In connection with the Initial Public Offering, the Underwriters were granted an option to purchase up to an additional 3,600,000 Units to cover over-allotments, if any. October 21, 2021, the Underwriters fully exercised its over-allotment option and, on October 22, 2021, the Underwriters purchased the Over-allotment Units at a price of $10.00 per unit, generating proceeds of $36,000,000.

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

EarlyBirdCapital, Inc. and Stephens Inc. served as representatives of the Underwriters. The securities sold in the Initial Public Offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-259469) (the “Registration Statement”) and on Form S-1 MEF (File No. 333-260233) (the “Additional Registration Statement”, and together with the Registration Statement, the “Registration Statements”). The SEC declared the Registration Statements effective on October 13, 2021.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of November 2022.

BLACK MOUNTAIN ACQUISITION CORP.

/s/ Rhett Bennett
Name:	Rhett Bennett
Title:	Chief Executive Officer

/s/ Jacob Smith
Name:	Jacob Smith
Title:	Chief Financial Officer, Chief Accounting Officer and Secretary