Form 10-K
period 2022-12-31
Black Mountain Acquisition Corp.
filed 2023-03-31
CIK 1848020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
(817)698-9901
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
12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §
240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
The registrant’s units, each consisting of one share of Class A common stock and three quarters of one warrant, began trading on the New York Stock Exchange on October 14, 2021. Commencing November 12, 2021, holders of the units were permitted to elect to separately trade the shares of Class A common stock and warrants included in the units. On December 30, 2022, the last business day of the registrant’s most recently completed fourth fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates
of the registrant was
$281,520,000
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
As of March 31, 2023,
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

•	We may be subject to a new 1% U.S. federal excise tax in connection with redemptions of our Class A Common Stock.

•

Our search for a business combination, and any target business with which we may ultimately consummate our Initial Business Combination, may be materially adversely affected aby the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

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

Our Sponsor, officers and directors have agreed to vote their Founder Shares, as well as any public shares purchased by them following our Public Offering in favor of our initial business combination. As a result, in addition to our initial stockholders’ Founder Shares, approval of our initial business combination would require the affirmative vote of only (i) 10,350,001, or 37.5%, of the 27,600,000 public shares issued and outstanding as of March 31, 2023, assuming that all outstanding shares are voted, or (ii) 1,725,001, or 6.25%, of the 27,600,000 public shares issued and outstanding as of March 31, 2023, assuming that only the minimum number of shares representing a quorum are voted. Our initial stockholders own shares representing 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received.

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

We may be subject to an increased rate of tax on our income if we are treated as a personal holding company (a “PHC”) for U.S. federal income tax purposes.

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

On August 16, 2022, the Inflation Reduction Act (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax, but it has not yet issued any guidance.

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

The increased cost and availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify such coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. Further, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors. In addition, following an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity will likely need to purchase additional insurance with respect to any such claims(“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

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

We have listed our units, Class A common stock and warrants on the NYSE. Although we expect to continue to meet NYSE listing standards, we cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum number of holders of our securities (generally, 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share, our aggregate market value would be required to be at least $200,000,000, and the market value of our publicly-held shares would be required to be at least $100,000,000. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

Holders

At March 31, 2023, there was one holder of record of our Units, one holder of record of our Class A common stock, four holders of record of our Class B common stock, two holders of record of our Warrants and one holder of record of our Private Placement Warrants.

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

EarlyBirdCapital, Inc. and Stephens Inc. served as representatives of the underwriters for our Public Offering. The securities sold in our Public Offering were registered under the Securities Act on registration statements on Form S-1(File No. 333-259469)and on Form S-1 MEF (File No. 333-260233)(together, the “Registration Statement”). The SEC declared the Registration Statements effective on October 13, 2021.

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

Item 6.	[Reserved].

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In February 2021, we issued an aggregate of 5,750,000 shares of our Class B common stock (the “Founder Shares”) to our Sponsor in exchange for a capital contribution of $25,000, a purchase price of approximately $0.004 per share. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of our initial public offering (the “Initial Public Offering”). The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. In October 2021, in connection with our Initial Public Offering, our Sponsor forfeited a total of 90,000 Founder Shares to us for no consideration, and we then issued 30,000 Founder Shares to each of our three independent directors at their original purchase price. Also in October 2021, in connection with our Initial Public Offering, we effected a stock dividend of 1,150,000 Founder Shares on the Founder Shares, which resulted in our Sponsor owning 6,810,000 Founder Shares. Such stock dividend has been accounted for retroactively to all periods. The holders of our Founder Shares prior to our Initial Public Offering are referred to in this Annual Report on Form 10-K as our “initial stockholders.”

On the Closing Date, we consummated our Initial Public Offering of 24,000,000 Units and, on October 22, 2021, the Underwriters purchased the Over-allotment Units upon the full exercise of their over-allotment option, resulting in the sale of 27,600,000 Units in the aggregate. The Units were sold at a price of $10.00 per unit, generating gross proceeds to us of $276,000,000. Each Unit consists of one share of our Class A common stock and three quarters of one public warrant (a “Public Warrant”). Each whole Public Warrant entitles the holder thereof to purchase one whole share of our Class A common stock at a price of $11.50 per share, subject to adjustment, and only whole warrants are exercisable. The warrants will become exercisable on the 30th day after the completion of our initial business combination (the “Initial Business Combination”) and will expire five years after the completion of our Initial Business Combination or earlier upon redemption or liquidation.

On the Closing Date, simultaneously with the consummation of our Initial Public Offering, we completed a private placement of 11,600,000 private placement warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per warrant to our Sponsor (the “Private Placement”), generating gross proceeds to us of approximately $11,600,000 and, on October 22, 2021, simultaneously with the consummation of the over-allotment option, we completed the Private Placement. Each Private Placement Warrant entitles the holder to purchase one whole share of our Class A common stock at $11.50 per share. The Private Placement Warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our Initial Business Combination.

Approximately $281,520,000 of the net proceeds from our Initial Public Offering and the Private Placement has been deposited in a trust account (the “Trust Account”).

We received gross proceeds from our Initial Public Offering and the sale of the Private Placement Warrants of $276,000,000 and $13,040,000, respectively, for an aggregate of $289,040,000. $281,520,000 of the gross proceeds were deposited into the Trust Account. The $281,520,000 of net proceeds held in the Trust Account includes $9,660,000 of deferred underwriting discounts and commissions that will be released to the Underwriters upon completion of our Initial Business Combination. Of the gross proceeds from our Initial Public Offering and the sale of the Private Placement Warrants that were not deposited in the Trust Account, $5,520,000 was used to pay underwriting discounts and commissions in our Initial Public Offering approximately $195,000 was used to repay loans and advances from our Sponsor, and the balance was reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

The Founder Shares that we issued prior to the Closing Date will automatically convert into shares of our Class A common stock at the time of our Initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in our Initial Public Offering and related to the closing of the Initial Business Combination the ratio at which the shares of our Class B common stock will convert into shares of our Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of our Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of our Class A common stock issuable upon conversion of all issued and outstanding shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of our Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (after giving effect to any redemptions of shares of our Class A common stock by public stockholders and excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination and any Private Placement Warrants issued to our Sponsor, any affiliate of our Sponsor or any of our officers or directors upon conversion of any working capital loans (the “Working Capital Loans”).

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 10, 2021 (inception) through December 31, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $2,199,522, which consisted of interest earned on funds held in Trust Account of $4,121,363, partially offset by operating costs of $1,134,928 and provision for income taxes of $786,913.

For the period from February 10, 2021 (inception) through December 31, 2021, we had a net loss of $684,917, which consisted of $688,891 in formation and operating costs, partially offset by interest earned on funds held in Trust Account of $3,974.

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, we had $289,657 in cash and a working capital deficit of $427,206.

Our liquidity needs up to December 31, 2022, had been satisfied through a payment of $25,000 in offering costs by the Sponsor in exchange for the Founder Shares, and borrowings under the promissory note of $195,000. The promissory note was fully repaid on October 20, 2021, from the proceeds of the IPO.

In October 2021, we consummated our initial Public Offering and Private Placement and subsequently the underwriters fully exercised their over-allotment option. Of the net proceeds from the IPO and associated Private Placements and subsequent exercise of the over-allotment option by the underwriters, $281,520,000 of cash was placed in the Trust Account and $1,960,476 of cash was held outside of the Trust Account and is available for working capital purposes.

In order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide Working Capital Loans. As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about the Company’s ability to continue as a going concern. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our public shares (the “Public Shares”) upon consummation of our Initial Business Combination in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Initial Business Combination if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 204-40 management has determined that if the Company is unable to complete a business combination by April 18, 2023 (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a business combination before the mandatory liquidation date.

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

Related Party Working Capital Loan

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company non-interest Working Capital Loans. If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of the Initial Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Initial Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. To date, the Company had no borrowings under the Working Capital Loans.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates affecting our financial statements:

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

Off-Balance Sheet Financing Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of December 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. Beginning on October 14, 2021, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of December 31, 2022, we did not have any accrued administrative support.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all errors and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2022, due to the material weakness in our internal control over financial reporting related to the Company’s classification of current and non-current assets, and insufficient controls related to the review during the financial close process. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process to ensure that our financial statements were presented in accordance with GAAP.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

As of the period ended December 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our officers and directors are as follows:

Name	Age	Position
Rhett Bennett*	41	Chief Executive Officer and Chairman of the Board
Jacob Smith*	37	Chief Financial Officer, Chief Accounting Officer, Secretary and Director
Mel G. Riggs	68	Independent Director
Charles W. Yates	54	Independent Director
Stephen Straty	67	Independent Director

*	Denotes an executive officer.

Rhett Bennett—Chief Executive Officer and Chairman. Rhett Bennett has served as Chief Executive Officer and Chairman of our board of directors since our inception in February 2021. Since 2007, Mr. Bennett founded, served and continues to serve as Chief Executive Officer of various natural resource companies in the oil and gas, metals and other sectors, including the Black Mountain Entities, many of which are sponsored by funds managed by NGP. Mr. Bennett was the founder of Black Mountain Sand, which, under his leadership as Chief Executive Officer since its inception in December 2016, became the largest in-basin frac sand provider in the United States. Since 2015, Mr. Bennett founded and served as the Chief Executive Officer for Black Mountain Oil & Gas, which was acquired by Marathon in 2017, Black Mountain Oil & Gas II LLC, Black Mountain Minerals LLC, Wing Resources LLC and Black Mountain Midstream LLC. Mr. Bennett began his career in the oil and gas industry in December 2004 with Cascade Energy LP. Mr. Bennett is a board member of the Texas Alliance of Energy Producers, the Chairman of the Executive Committee of the Fort Worth Wildcatters, and a member of the IPAA, the TIPRO, the NARO, the AAPL, the YPE and the Fort Worth Petroleum Club. Mr. Bennett earned his B.S. in Business Management from the University of Georgia in 2003 and completed the Energy Executive Management Program at the University of Oklahoma Michael F. Price College of Business in 2012.

We believe that Mr. Bennett’s broad knowledge of the energy industry and significant experience with energy companies in management and leadership positions bring important and valuable skills to the board of directors.

Jacob Smith—Chief Financial Officer, Chief Accounting Officer, Secretary and Director. Jacob Smith has served as Chief Financial Officer, Chief Accounting Officer, Secretary and a member of our board of directors since March 2021. Mr. Smith has been Chief Financial Officer or Chief Accounting Officer of certain of the Black Mountain Entities since October 2014. In this position, Mr. Smith has overseen the sales of multiple energy-focused businesses. Prior to joining such Black Mountain Entities, Mr. Smith worked in accounting at TPG from 2011 to 2014, and as a senior associate in the audit function for KPMG, LLP from 2008 to 2011. At TPG, Mr. Smith worked in fund operations and assisted in deal closings and exits, distributions, and capital calls for TPG’s $18.9 billion flagship private equity fund, as well as other legacy private equity, growth and distressed debt funds. Mr. Smith earned his B.A. in accounting from Abilene Christian University in 2007 and a Master of Accountancy from Abilene Christian University in 2008. Additionally, Mr. Smith has been a registered CPA since March 2009.

We believe that Mr. Smith’s considerable experience in accounting and private equity fund operations and transactions, as well as energy mergers and acquisitions transactions, brings important and valuable skills to the board of directors.

Mel G. Riggs —Independent Director. Mel G. Riggs has served as a member of our board of directors since October 2021. Mr. Riggs has served in senior-level positions of Clayton Williams Energy, Inc. (NYSE: CWEI) and the Clayton Williams Companies for 29 years, including his current position of Vice President and Director. Clayton Williams Companies is a group of privately held companies involved in oil and natural gas activities, real estate, investments, and agricultural operations. From March 2015 to April 2017, Mr. Riggs served as President of CWEI, until it was acquired for $2.7 billion by Noble Energy, Inc. (NYSE:NBL). From December 2010 until March 2015, Mr. Riggs served as Executive Vice President and Chief Operating Officer of CWEI. From 1991 to December 2010, Mr. Riggs served as Senior Vice President-Finance, Secretary, Treasurer and Chief Financial Officer of CWEI. Since October 2019 Mr. Riggs has served on the board of directors and the audit committee of NexTier Oilfield Solutions, Inc. (NYSE: NEX). Since July 2018, Mr. Riggs has served on the board of directors and the audit committee of Royale Energy, Inc. Additionally, Mr. Riggs currently serves as a member of the board of directors and member of the audit committee of privately owned CNBM. From July 2009 until June 2020, Mr. Riggs served on the board and audit committee of TransAtlantic Petroleum, Ltd. (NYSE:TAT). Mr. Riggs is a registered CPA and received a B.B.A. in accounting from Texas Tech University in 1977.

We believe that Mr. Riggs’s extensive experience as an executive officer and as a public company director bring important and valuable skills to the board of directors.

Charles W. Yates —Independent Director. Charles W. (“Chuck”) Yates has served as a member of our board of directors since October 2021. From 2001 to 2020, Mr. Yates was managing partner for Kayne Anderson’s energy private equity activities. In this capacity, Mr. Yates led the strategic direction and execution of Kayne Anderson’s investments in early stage oil and gas exploration and production companies while managing theday-to-dayoperations of the firm’s private equity energy funds and its portfolio companies. Prior to joining Kayne Anderson, Mr. Yates served as a senior vice president at Stephens Inc. Mr. Yates serves on the Advisory Board of Montrose Lane, LP, an investment firm partnering with technology companies that provide digital solutions for the energy industry. Mr. Yates earned a B.A. in political science from Rice University in 1991 and a M.B.A. in finance from Rice University in 1994.

We believe that Mr. Yates’s significant experience in leading over $5 billion of private equity transactions in the energy industry, consisting primarily of oil and gas acquisitions and divestitures, brings important and valuable skills to the board of directors.

Stephen Straty —Independent Director. Stephen Straty has served as a member of our board of directors since October 2021. From 2008 to 2019, Mr. Straty served as a managing director and the co-head of energy investment banking and head of energy finance at Jefferies & Company, Inc., after previously having served as senior managing director and head of the natural resource group at Bear, Stearns & Co. Inc. for 17 years. Mr. Straty has served a broad array of companies in the energy and other industries and has over 40 years of energy investment banking experience, having completed over $250 billion in transactions through mergers and acquisitions and financing assignments. Mr. Straty served as a director and a member of the nominating and corporate governance committee for Goodrich Petroleum Corporation, a publicly traded exploration and production company (NYSE: GDP), from 2009 to 2016. Mr. Straty earned a B.B.A. in finance in 1977 and a M.B.A. in finance in 1979 from the University of Texas.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of any class of equity security which is registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2022, there were no delinquent filers.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2023 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our named executive officers and directors that beneficially owns shares of our common stock; and

•	all our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if such person possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within sixty days.

In the table below, percentage ownership is based on 34,500,000 shares of common stock, consisting of (i) 27,600,000 Class A common stock and (ii) 6,900,000 Class B common stock, issued and outstanding as of the March 28, 2023.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants because these securities are not exercisable within sixty days of this Annual Report on Form 10-K.

Name and Address of Beneficial Owner(1)	Class A Common Stock	Class B Common Stock(2)		Approximate Percentage of Outstanding Common Stock
Black Mountain Sponsor LLC(3)(4)	—	6,810,000		19.7%
Rhett Bennett(3)	—	—		*
Jacob Smith	—	—		*
Mel G. Riggs	—	30,000		*
Charles W. Yates	—	30,000		*
Stephen Straty	—	30,000		*
All directors and executive officers as a group (five individuals)	—	6,900,000	(4)	20.0%
Saba Capital Management, L.P.(5)	2,073,228	—		6.0%
Adage Capital Partners, L.P.(6)	1,800,000	—		5.2%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Black Mountain Acquisition Corp., 425 Houston Street, Suite 400, Fort Worth, TX 76102.
(2)

Interests shown consist solely of shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial Business Combination on a one-for-one basis, subject to adjustment.

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

(4)	These shares represent 100% of the shares of Class B common stock.
(5)

According to a Schedule 13G/A filed with the SEC on February 14, 2023 by Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein (together, the “Reporting Persons”), the Reporting Persons have entered into a Joint Filing Agreement, dated May 16, 2022, pursuant to which the Reporting Persons have agreed to file the Schedule 13G/A and any subsequent amendments jointly in accordance with the provisions of Rule 13d-1(k)(1) under the Act. The Reporting Persons have shared voting power and shared dispositive power of 2,073,228 shares of Class A common stock. The address of the business office of each of the Reporting Persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(6)

According to a Schedule 13F-HR filed with the SEC on February 14, 2023 on behalf of Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”), Adage Capital Partners GP, L.L.C., a Delaware limited liability company (“ACPGP”), Adage Capital Advisors, L.L.C., a Delaware limited liability company (“ACA”), Robert Atchinson and Phillip Gross, the shares reported herein are directly owned by ACP. ACPGP is the general partner of ACP, ACA is the managing member of ACPGP, and Messrs. Atchinson and Gross are managing members of ACA. ACP has the power to dispose of and the power to vote the shares of Class A common stock beneficially owned by it, which power may be exercised by its general partner, ACPGP. ACA, as managing member of ACPGP, directs ACPGP’s operations. Messrs. Atchinson and Gross, as managing members of ACA, have shared power to vote the shares of Class A common stock beneficially owned by ACP. The business address of this stockholder is 200 Clarendon Street, 52nd Floor, Boston, MA 02116.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

In February 2021, we issued an aggregate of 5,750,000 Founder Shares to our Sponsor in exchange for a capital contribution of $25,000. The per share purchase price was approximately $0.004 per share. In October 2021, in connection with our Initial Public Offering, our Sponsor forfeited a total of 90,000 Founder Shares to the Company for no consideration, and 30,000 Founder Shares were then issued to each of our three independent directors at their original purchase price. Also in October 2021, in connection with our Initial Public Offering, the Company effected a dividend of 1,150,000 Founder Shares, resulting in an aggregate of 6,900,000 Founders Shares outstanding.

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

Related Party Loans and Advances

On February 10, 2021, Sponsor agreed to loan us up to $250,000 to cover a portion of the expenses related to our Initial Public Offering pursuant to the Note. The Note was non-interest bearing and payable upon the earlier of (x) August 9, 2021 and (y) the closing date of our Public Offering. The Company borrowed an aggregate of approximately $195,000 under the Note. The Company fully repaid the Note on October 20, 2021 with proceeds from the Public Offering.

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

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from February 10, 2021 (inception) through December 31, 2021 totaled $100,940 and $115,205, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and for the period from February 10, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 and for the period from February 10, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 and for the period from February 10, 2021 (inception) through December 31, 2021.

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

Item 15. Exhibits, Financial Statement Schedules

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

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40907) filed with the SEC on October 19, 2021).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-259469) filed with the SEC on September 10, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-259469) filed with the SEC on September 24, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-259469) filed with the SEC on September 10, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-259469) filed with the SEC on September 24, 2021).

4.4	Warrant Agreement, dated as of October 13, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40907) filed with the SEC on October 19, 2021).

4.5	Description of Securities of the Company (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-40907) filed with the SEC on April 14. 2022.

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40907) filed with the SEC on October 19, 2021).

10.3	Letter Agreement, dated as of October 13, 2021, by and among the Company, its officers and directors and the Sponsor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40907) filed with the SEC on October 19, 2021).

10.5	Investment Management Trust Agreement, dated as of October 13, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40907) filed with the SEC on October 19, 2021).

10.6	Registration Rights Agreement, dated as of October 13, 2021, by and among the Company, the Sponsor and certain other security holders named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40907) filed with the SEC on October 19, 2021).

10.7	Private Placement Warrants Purchase Agreement, dated as of October 13, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40907) filed with the SEC on October 19, 2021).

10.8	Administrative Services Agreement, dated as of October 13, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-40907) filed with the SEC on October 19, 2021).

10.9	Promissory Note, dated as of February 10, 2021, issued to the Sponsor by the Company (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-259469) filed with the SEC on September 10, 2021).

10.10	Securities Subscription Agreement, dated as of February 10, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-259469) filed with the SEC on September 10, 2021).

24	Power of Attorney (included on signature page of this Annual Report on Form 10-K).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

Item 16.	Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK MOUNTAIN ACQUISITION CORP.

Date: March 31, 2023	By	/s/ Rhett Bennett
	Name:	Rhett Bennett
	Title:	Chief Executive Officer
(Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rhett Bennett and Jacob Smith and each or any one of them, his or her true and lawful attorney-in-fac tand agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on March 31, 2023.

Name	Title

/s/ Rhett Bennett Rhett Bennett	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Jacob Smith Jacob Smith	Chief Financial Officer, Chief Accounting Officer, Officer, Secretary and Director (Principal Financial Officer and Accounting Officer)

/s/ Mel G. Riggs Mel G. Riggs	Director

/s/ Charles W. Yates Charles W. Yates	Director

/s/ Stephen Straty Stephen Straty	Director

BLACK MOUNTAIN ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Black Mountain Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Black Mountain Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 10, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 10, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a working capital deficiency and may need to raise additional funds to meet its obligations and sustain its operations. Additionally, Company is subject to mandatory liquidation and subsequent dissolution if it cannot complete a business combination by April 18, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion
.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum
LLP
Marcum
LLP
We have served as the Company’s auditor since 2021.
Houston, TX
March 31, 2023

BLACK MOUNTAIN ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets:
Current assets:
Cash	$289,657	$899,056
Prepaid expenses	90,194	317,666

Total current assets	379,851	1,216,722
Prepaid expenses, non - current	—	84,065
Investments held in Trust Account	284,892,172	281,523,974

Total assets	$285,272,023	$282,824,761

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$409,400	$559,557
Income tax payable	389,913	—
Due to related party	7,744	—

Total current liabilities	807,057	559,557
Deferred underwriting commissions	9,660,000	9,660,000

Total liabilities	10,457,057	10,219,557
Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 27,600,000 shares at redemption value	284,475,024	281,520,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding, (excluding 27,600,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690	(1)(2)
Stock subscription receivable	—	(240)
Additional paid-in capital	—	—
Accumulated deficit	(9,670,748)	(8,915,246)

Total stockholders’ deficit	(9,670,058)	(8,914,796)

Total liabilities and stockholders’ deficit	$285,272,023	$282,824,761

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

The accompanying notes are an integral part of the financial statements.

BLACK MOUNTAIN ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2022	For the Period From February 10, 2021 (Inception) Through December 31, 2021
Formation and operating costs	$1,134,928	688,891

Loss from operations	(1,134,928)	(688,891)

Other income:
Interest earned on marketable securities held in Trust Account	4,121,363	3,974

Other income, net	4,121,363	3,974
Income (loss) before provision for income taxes	2,986,435	(684,917)
Provision for income taxes	(786,913)	—

Net income (loss)	$2,199,522	$(684,917)

Weighted average shares outstanding of Class A common stock	27,600,000	6,240,000

Basic and diluted net income (loss) per share, Class A common stock	$0.06	$(0.06)

Weighted average shares outstanding of Class B common stock	6,900,000	6,175,385	(1)(2)

Basic and diluted net income (loss) per share, Class B common stock	$0.06	$(0.06)

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

BLACK MOUNTAIN ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND
FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – February 10, 2021 (Inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)(2)	—	—	6,900,000	690	24,310	—	—	25,000
Proceeds allocated to Public Warrants classified as equity	—	—	—	—	12,464,948	—	—	12,464,948
Sale of Private Placement Warrants classified as equity	—	—	—	—	13,040,000	—	—	13,040,000
Offering costs allocated to Public Warrants classified as equity	—	—	—	—	(711,232)	—	—	(711,232)
Offering costs allocated to Private Placement Warrants classified as equity	—	—	—	—	(26,843)	—	—	(26,843)
Accretion for Class A common stock to redemption value	—	—	—	—	(24,791,543)	—	(8,230,329)	(33,021,872)
Forfeiture of Founder Shares at no consideration	—	—	(90,000)	(9)	9	—	—	—
Purchase of 90,000 Founder Shares by Independent Directors on 10/13 at $.004	—	—	90,000	9	351	(360)	—	—
Stock Subscription Received from Issuance of Founder Shares to Directors	—	—	—	—	—	120	—	120
Net loss	—	—	—	—	—	—	(684,917)	(684,917)
Balance – December 31, 2021	—	—	6,900,000	690	—	(240)	$(8,915,246)	(8,914,796)
Accretion for Class A common stock to redemption value	—	—	—	—	—	—	(2,955,024)	(2,955,024)
Stock Subscription Received from Issuance of Founder Shares to Directors	—	—	—	—	—	240
Net income	—	—	—	—	—	—	2,199,522	2,199,522

Balance – December 31, 2022	—	$—	6,900,000	$690	$—	$—	$(9,670,748)	$(9,670,058)

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

The accompanying notes are an integral part of the financial statements.

BLACK MOUNTAIN ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2022	For the Period From February 10, 2021 (Inception) Through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$2,199,522	$(684,917)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,121,363)	(3,974)
Changes in operating assets and liabilities:
Prepaid expenses	311,537	(401,731)
Income tax payable	389,913	—
Due to related party	7,744	—
Accrued offering costs and expenses	(150,157)	559,557

Net cash used in operating activities	(1,362,804)	(531,065)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(281,520,000)
Cash withdrawn from Trust Account to pay for Franchise and Income Taxes	753,165	—

Net cash provided by (used in) investing activities	753,165	(281,520,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Independent Directors	240	120
Proceeds from sale of Units, net of underwriting discounts paid	—	270,480,000
Proceeds from private placement	—	13,040,000
Proceeds from issuance of promissory note to related party	—	195,000
Repayment of promissory note – related party	—	(195,000)
Payment of offering costs	—	(569,999)

Net cash provided by financing activities	240	282,950,121

Net Change in Cash	(609,399)	899,056
Cash – Beginning of period	899,056	—

Cash – End of period	$289,657	$899,056

Non-Cash investing and financing activities:
Accretion of class a common stock subject to redemption	$2,955,024	$33,021,872

Deferred underwriting fee payable	$—	$9,660,000

Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$25,000

Forfeiture of Founder Shares at no consideration	$—	$9

Stock subscription receivable for purchase of 90,000 Founder Shares by Independent Directors	$—	$240

Federal income taxes paid	$397,000	$—

The accompanying notes are an integral part of the financial statements.

Note 1 — Organization, Business Operations and Going Concern
Organization and General
Black Mountain Acquisition Corp. (the “
Company
”) was incorporated in Delaware on February 10, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “
Initial Business Combination
”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “
Securities Act
”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 10, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “
Initial Public Offering
”) and pursuing a business combination described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in
the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.
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
”). Each Unit consist
ed
 of one share of Class A common stock of the Company, par value $0.0001 per share (the “
Class
 A common stock
”), and three quarters of one warrant of the Company (the “
Public Warrants
”), with each whole Public Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating additional gross proceeds to the Company of $240,000,000 (see Note 3).
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
On October 18, 2021, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrant Purchase Agreement, dated October 13, 2021, by and between the Company and the Sponsor (the “
Private Placement Warrant Purchase Agreement
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
Trust Account
Upon the closing of the Initial Public Offering and the Private Placement, $281,520,000 has been placed in a trust account (the “Trust Account”), representing the redemption value of the Class A common stock sold in the IPO, at their redemption value of $10.20 per share.
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
If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a stockholder will have the right to redeem his, her or its Public Shares for an amount in cash equal to his, her or its pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to pay its taxes. As a result, all such Public Shares are recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”).
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
Going Concern and Liquidity
As of December 31, 2022, the Company had $289,657
in its operating bank account and a working deficit capital of
 $427,206.
The Company’s liquidity needs up to December 31, 2022, had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $195,000 (see Note 5). The promissory note was paid in full on October 20, 2021. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans, which raises substantial doubt about the Company’s ability to continue as a going concern. Moreover, the Company may need to obtain additional financing either to complete an Initial Business Combination or because the Company becomes obligated to redeem a significant number of Public Shares upon consummation of an Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of a business combination. If the Company is unable to complete an Initial Business Combination because the Company does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following an Initial Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC
205-40,
“Presentation of Financial Statements – Going Concern,” management has determined that if the Company is unable to complete a business combination by April 18, 2023 (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s anticipated capital requirements raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a business combination before the mandatory liquidation date.
Risks and Uncertainties
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result, various nations, including the United States, have imposed economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and the related sanctions on the world economy, and the specific impacts on the Company’s financial position, results of operations and its ability to identify and complete an Initial Business Combination are not determinable as of the date of these financial statements.
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
Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
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
Use of Estimates
The preparation of the financial statement in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $289,657 and $899,056 and no cash equivalents as of December 31, 2022 and 2021, respectively.

Investments Held in Trust Account
As of December 31, 2022 and 2021, the assets held in the Trust Account were held in marketable securities. At December 31, 2022 and 2021, the Company had $284,892,172 and $281,523,974 in marketable securities held in the Trust Account, respectively.
Concentration of credit risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2022, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.
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

Net Income (Loss) Per Share of Common Stock
Net income (loss) per share of common stock is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. As of December 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted income (loss) per share of common share is the same as basic income (loss) per share of common stock for the periods.

	Year Ended December 31, 2022		For the Period from February 10, 2021 (Inception) Through December 31, 2021
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,759,618	$439,904	$(344,241)	$(340,676)
Denominator:
Weighted average shares outstanding	27,600,000	6,900,000	6,240,000	6,175,385
Basic net income (loss) per share	$0.06	$0.06	$(0.06)	$(0.06)
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2022 and
2021
. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Common Stock Subject to Possible Redemption
All of the 27,600,000 common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Initial Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all shares of Class A common stock have been classified outside of permanent equity.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
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
Inflation Reduction Act of 2022
The Inflation Reduction Act of 2022 (the “IR Act”) provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2022 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods. For more information, please see “Risk Factors.”
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
capital and accumulated deficit.
As of December 31, 2022 and 2021, the shares of Class A common stock subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Gross proceeds from Initial Public Offering	$276,000,000
Less:
Proceeds allocated to Public Warrants	(12,464,948)
Common stock issuance costs	(15,036,924)
Remeasurement of carrying value to redemption value	33,021,872

Class A common stock subject to possible redemption, December 31, 2021	281,520,000
Remeasurement of carrying value to redemption value	2,955,024

Class A common stock subject to possible redemption, December 31, 2022	$284,475,024

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
Note 5—Related Party Transactions
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
In connection with the Initial Public Offering, the Sponsor forfeited a total of 90,000 founder shares for no consideration, and 30,000 founder shares were purchased from the Company by each of the Company’s independent directors at their original purchase price (approximately
$0.004 per share) or a total of $360. The excess of the fair value of the founder shares transferred ($515,340) over the original issuance price ($360)
will be accounted for as directors’ compensation expense upon the Initial Business Combination. The purchased shares shall vest upon the Company consummating an Initial Business Combination (the “Vesting Date”). If prior to the Vesting Date, the Director is removed from office or ceases to be a Director, the Director will forfeit their founder shares to the Company. The Directors have agreed, (1) the shares may not be sold or transferred, until six months after the consummation of a business combination, (2) the shares will not be entitled to redemption from the funds held in the trust account, or any liquidating distributions. The Company has 18 months from the date of the Initial Public Offering to consummate a business combination, and if a business combination is not consummated, the Company will liquidate, and the shares will become worthless.
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
Related Party Loans
On February 10, 2021, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “Note”). This Note was non-interest
bearing and payable upon the earlier of (i) the date that is 180 days following the date of the Note and (ii) the closing date of the Initial Public Offering. As of October 18, 2021, the Company had borrowed $195,000, which would have been due upon demand. The aggregate amount of $195,000 was paid in full on October 20, 2021. As of December 31, 2022 and 2021 there is no amount due under related party loans.
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
Administrative Support Agreement
Commencing on the date the Units are first listed on the New York Stock Exchange, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the year ended December 31, 2022, the Company has incurred $120,000 of administrative service fees. For the period from February 10, 2021 (inception) through December 31, 2021, a total of $25,000 of such fees, is included in accrued expenses in the accompanying balance sheet.
Related parties paid certain operating expenses on the Company’s behalf. At December 31, 2022 and 2021, $7,744 and $0, respectively, is recorded in Due to Related Party on the accompanying balance sheets.
Note 6—Commitments and Contingencies
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
Note 7—Stockholders’ Deficit
Preferred Stock
— The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class
 A Common Stock
— The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no shares of Class A common stock issued or outstanding, excluding 27,600,000 shares subject to possible redemption.
Class
 B Common Stock
— The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 6,900,000 shares of Class B common stock issued and outstanding, which such amount having been restated to reflect the share dividend in October 2021 as discussed in Note 5. Of the 6,900,000 shares of Class B common stock outstanding, up to 900,000 shares of Class B common stock were subject to forfeiture to the Company by the initial stockholders for no consideration.
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
Note 8—Income Tax
The income tax provision for the year ended December 31, 2022 and for period from February 10, 2021 (inception) through December 31, 2021 consists of the following:

	For the year ended December 31, 2022	For the period from February 10, 2021 (inception) through December 31, 2021
Federal
Current	$786,913	$—
Deferred	(158,362)	(143,833)
State
Current	—	—
Deferred	—	—
Change in valuation allowance	158,362	143,833

Income tax provision	$786,913	$—

The Company’s net deferred tax assets at December 31, 2022 is as follows:

	December 31, 2022	December 31, 2021
Deferred tax asset
Net operating loss carryforward	$—	$36,563
Startup and organizational expenses	302,194	107,270

Total deferred tax assets	$302,194	$143,833
Valuation Allowance	(302,194)	(143,833)

Deferred tax assets, net of allowance	$—	$—

As of December
31, 2022, the Company had $0 and $174,108 of U.S. federal net operating loss carryovers available which do not expire to offset future taxable income.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and for the period from February 10, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $158,362 and $143,833, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.00%	21.00%
Change in fair value of warrants	0.05%	—%
Valuation allowance	5.30%	(21.00)%
Income tax provision	26.35%	0.00%

The Company files income tax returns in the U.S. federal jurisdiction and Texas and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2022 and 2021 remain open and subject to examination.
Note 9—Fair Value Measurements
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
At December
 31, 2022 a
nd 2021, assets held in the Trust Account were comprised of $284,892,172 and $281,523,974 in money market funds which are invested primarily in U.S. Treasury Securities and are reported as a Level 1 valuation in the fair value hierarchy. Through December 31, 2022, the Company has withdrawn $753,165 of interest during the year ended December 31, 2022.
Note 10—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.