Form 10-Q
period 2023-03-31
Black Mountain Acquisition Corp.
filed 2023-05-19
CIK 1848020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File
Number: 001-40907

BLACK MOUNTAIN ACQUISITION CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware	86-2013849
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

425 Houston Street, Suite 400 Fort Worth, TX	76102
(Address of Principal Executive Offices)	(Zip Code)
(817) 698-9901
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and three quarters of one warrant	BMAC.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	BMAC	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	BMAC WS	The New York Stock Exchange
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May
1
8
, 2023, 11,753,226 shares of Class A common stock, par value $0.0001 per share, and 90,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

BLACK MOUNTAIN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART
I-FINANCIAL
INFORMATION

Item 1.	Financial Statements
BLACK MOUNTAIN ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash	$75,824	$289,657
Prepaid expenses	60,984	90,194

Total current assets	136,808	379,851
Investments held in Trust Account	287,938,283	284,892,172

Total Assets	$288,075,091	$285,272,023

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$667,497	$409,400
Income taxes payable	1,019,086	389,913
Due to related party	10,000	7,744

Total current liabilities	1,696,583	807,057
Deferred underwriting commissions	9,660,000	9,660,000

Total Liabilities	11,356,583	10,457,057

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 27,600,000 shares at redemption value	286,803,951	284,475,024

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding, (excluding 27,600,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	—	—
Accumulated deficit	(10,086,133)	(9,670,748)

Total Stockholders’ Deficit	(10,085,443)	(9,670,058)

Total Liabilities and Stockholders’ Deficit	$288,075,091	$285,272,023

The accompanying Notes are an integral part of these condensed financial statements.

BLACK MOUNTAIN ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Operating costs	$503,396	$335,026

Loss from operations	(503,396)	(335,026)

Other income:
Interest earned on marketable securities held in Trust Account	3,046,111	23,404

Other income	3,046,111	23,404

Income (Loss) before provision for income taxes	2,542,715	(311,622)
Provision for income taxes	(629,173)	—

Net income (loss)	$1,913,542	$(311,622)

Weighted average shares outstanding of Class A common stock	27,600,000	27,600,000

Basic and diluted net income (loss) per share, Class A common stock	$0.06	$(0.01)

Weighted average shares outstanding of Class B common stock	6,900,000	6,900,000

Basic and diluted net income (loss) per share, Class B common stock	$0.06	$(0.01)

The accompanying Notes are an integral part of these condensed financial statements.

BLACK MOUNTAIN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2022	—	$—	6,900,000	$690	$—	$—	$(9,670,748)	$(9,670,058)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	—	(2,328,927)	(2,328,927)
Net income	—	—	—	—	—	—	1,913,542	1,913,542

Balance – March 31, 2023	—	$—	6,900,000	$690	$—	$—	$(10,086,133)	$(10,085,443)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2021	—	$—	6,900,000	$690	$—	$(240)	$(8,915,246)	$(8,914,796)
Stock Subscription Received from Issuance of Founder Shares to Directors	—	—	—	—	—	240	—	240
Net loss	—	—	—	—	—	—	(311,622)	(311,622)

Balance – March 31, 2022	—	$—	6,900,000	$690	$—	$—	$(9,226,868)	$(9,226,178)

The accompanying Notes are an integral part of these condensed financial statements.

BLACK MOUNTAIN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$1,913,542	$(311,622)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,046,111)	(23,404)
Changes in operating assets and liabilities:
Prepaid expenses	29,210	15,553
Due to related party	2,256	11,630
Accounts payable and accrued liabilities	258,097	161,509
Income taxes payable	629,173	—

Net cash used in operating activities	(213,833)	(146,334)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Independent Directors	—	240

Net cash provided by financing activities	—	240

Net Change in Cash	(213,833)	(146,094)
Cash – Beginning of period	289,657	899,056

Cash – End of period	$75,824	$752,962

Non-Cash investing and financing activities:
Remeasurement of Class A common stock to redemption value	$2,328,927	$—

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
As of March 31, 2023, the Company had not commenced any operations. Activities through March 31, 2023, were those necessary to identify a target company for a business combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Company’s initial public offering (the “Initial Public Offering”).
Sponsor and Financing
The Company’s sponsor is Black Mountain Sponsor LLC, a Delaware limited liability company (the “Sponsor”).
The Sponsor acquired 6,900,000 shares of the Company’s Class B common stock (the “Founder Shares”) in exchange for a payment of $25,000 of deferred offering costs on behalf of the Company.
On October 18, 2021, the Company consummated its Initial Public Offering generating gross proceeds to the Company of $240,000,000.
Additionally, the Company completed the private sale of 13,040,000 warrants generating gross proceeds to the Company of $13,040,000 (such sale, the “Private Placement”).
In connection with the Initial Public Offering, the underwriters were granted an option to purchase up to an additional 3,600,000 Units (as defined below) to cover over-allotments. On October 21, 2021, the underwriters fully exercised their over-allotment option, and, on October 22, 2021, the underwriters purchased 3,600,000 Units (the “Over-allotment Units”) at a price of $10.00 per unit, generating additional gross proceeds of $36,000,000.

A total of $281,520,000
,

comprised of $270,480,000 of the net proceeds from the Initial Public Offering (including the Over-allotment Units ($10.00 per Unit)) and $11,040,000 of the proceeds of the sale of the Private Placement Warrants (as defined below), has been deposited in a U.S.-based trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee.
Trust Account
Upon the closing of the Initial Public Offering and the Private Placement, $281,520,000 had been placed in the Trust Account, representing the redemption value of the Class A common stock sold in the Initial Public Offering, at their redemption value of $10.20 per share.
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
The Company’s Second Amended and Restated Certificate of Incorporation (the “Amended Charter”) provides that, other than the withdrawal of interest to pay taxes (less up to $100,000 to pay dissolution expenses), none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the units (the “Public Shares”) sold in the Initial Public Offering (the “Units”) that have been properly tendered in connection with a stockholder vote to amend the Amended Charter to affect the substance or timing of its obligation to redeem 100% of such Public Shares if it has not consummated an Initial Business Combination within 20 months from the closing of the Initial Public Offering (the “Combination Period”); or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within the Combination Period, which may be extended by one month each time on up to six occasions, for up to an additional six months (each, an “Extension Period”), but in no event to date later than 26 months from the closing of the Initial Public Offering; provided that (a) for each Extension Period, the Sponsor (or its affiliates or permitted designees) has deposited into the Trust Account an amount equal to the lesser of (x) $160,000 and (y) $0.04 per
Public Share sold in the Initial Public Offering that is not redeemed immediately preceding such Extension Period in exchange for a non-interest bearing,
unsecured promissory note and
(ii) there has been compliance with any applicable procedures relating to the Extension Period in the Amended and Restated Investment Management Trust Agreement, dated as of April 17, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as trustee, and in the Letter Agreement, dated as of October 13, 2021, by and among the Company, its officers and directors and the Sponsor. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s holders (the “Public Stockholders”) of the Public Shares
.
Initial Business Combination
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have a fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.
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
Pursuant to the Amended Charter, if the Company is unable to complete the Initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, and subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Pursuant to the Amended Charter, the Sponsor and the Company’s officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the Initial Business Combination within the Combination Period. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.
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
Going Concern and Liquidity
As of March 31, 2023, the Company had $75,824 in its operating bank account and working capital deficit of $490,689

(excluding taxes payable from the Trust Account)
.
The Company’s liquidity needs up to March 31, 2023 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $195,000, and proceeds held outside of the Trust Account are available for working capital purposes. The promissory note was paid in full on October 20, 2021. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (defined below) (see Note 5). As of March 31, 2023, there were no amounts outstanding under any Working Capital Loans.
Based on the foregoing, management believes that the Company may not
have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

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
“Presentation of Financial Statements – Going Concern,” management has determined that if the Company is unable to complete a business combination by the Combination Period, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s anticipated capital requirements raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a business combination before the mandatory liquidation date.
Risks and Uncertainties
In February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result, various nations, including the United States, have imposed economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and the related sanctions on the world economy, and the specific impacts on the Company’s financial position, results of operations and its ability to identify and complete an Initial Business Combination are not determinable as of the date of these condensed financial statements.
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
The Inflation Reduction Act of 2022 (the “IR Act”) provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including any redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax.
Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form
10-K
filed by the Company with the SEC on March 31, 2023.
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
Use of Estimates
The preparation of the condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $75,824 and $289,657, and no cash equivalents as of March 31, 2023 and December 31, 2022, respectively.
Investments Held in Trust Account
As of March 31, 2023 and December 31, 2022, the assets held in the Trust Account were held in marketable securities. At March 31, 2023 and December 31, 2022, the Company had $287,938,283 and $284,892,172 in marketable securities held in the Trust Account, respectively.

All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

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

Net Income Per Share of Common Stock
Net income per share of common stock is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. As of March 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted income per share of common share is the same as basic income per share of common stock for the periods.

	For the Three Months Ended March 31, 2023
	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$1,530,834	$382,708
Denominator:
Weighted average shares outstanding	27,600,000	6,900,000
Basic net income per share	$0.06	$0.06

	For the Three Months Ended March 31, 2022
	Class A	Class B
Basic net loss per share:
Numerator:
Allocation of net loss	$(249,298)	$(62,324)
Denominator:
Weighted average shares outstanding	27,600,000	6,900,000
Basic net loss per share	$(0.01)	$(0.01)

Income Taxes
The Company accounts for income taxes under FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 24.8% and 0.0% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to the valuation allowance on the deferred tax assets.
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
which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2023.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Common Stock Subject to Possible Redemption
All of the 27,600,000 shares of common stock sold as part of the Units in the Initial Public Offering
(including the exercise of the over-allotment option)

contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Initial Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
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
Warrant Instruments
The Company accounts for its warrants issued during the Initial Public Offering (the “Public Warrants”) and the warrants sold in connection with private placements consummated simultaneously with the consummation of the Initial Public Offering and the consummation of the underwriter’s exercise of the over-allotment option (the “Private Placement Warrants”) as equity-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. In that respect, the Private Placement Warrants, as well as warrants underlying additional units the Company issued to the Sponsor, officers, directors, initial stockholders or their affiliates in payment of Working Capital Loans made to the Company are identical to the warrants underlying the Units offered in the Initial Public Offering.

Recent Accounting Pronouncements
The
Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3— Common Stock Subject to Possible Redemption
The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of Class A common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity.
All of the 27,600,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering
(including the exercise of the over-allotment option)

contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Initial Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
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
capital and accumulated deficit.
 To the extent income in the Trust Account is available, the Company may withdraw funds from the Trust Account to pay taxes. From October 18, 2021 through March 31, 2023, the Company has withdrawn $753,165 to pay taxes. For the three months ended March 31, 2023 and 2022, no funds have been withdrawn from the Trust Account.
As of March 31, 2023 and December 31, 2022, the shares of Class A common stock subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Class A common stock subject to possible redemption, December 31, 2021	$281,520,000
Remeasurement of carrying value to redemption value	2,955,024

Class A common stock subject to possible redemption, December 31, 2022	$284,475,024
Remeasurement of carrying value to redemption value	2,328,927

Class A common stock subject to possible redemption, March 31, 2023	$286,803,951

Note 4—Private Placement
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
Note 5—Related Party Transactions
Founder Shares
The Company’s Sponsor acquired 6,900,000 shares of Founder Shares prior to the Initial Public Offering.
In connection with the Initial Public Offering, the Sponsor forfeited a total of 90,000 Founder Shares for no consideration, and 30,000 Founder Shares were purchased from the Company by each of the Company’s independent directors, Mel G. Riggs, Charles W. Yates and Stephen Straty, at their original purchase price (approximately $0.004 per share) or a total of $360. The excess of the fair value of the Founder Shares transferred ($515,340) over the original issuance price ($360) will be accounted for as director’s compensation expense upon the Initial Business Combination. The purchased shares shall vest upon the Company consummating an Initial Business Combination (the “Vesting Date”). If prior to the Vesting Date, the Director is removed from office or ceases to be a Director, the Director will forfeit their Founder Shares to the Company. The Directors have agreed, (1) the shares may not be sold or transferred, until six months after the consummation of a business combination, (2) the shares will not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has until June 18, 2023 to consummate a business combination (subject to the Company’s options to extend pursuant to the Amended Charter), and if a business combination is not consummated, the Company will liquidate, and the shares will become worthless.
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
Working Capital Loans
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
Administrative Support Agreement and Other
The Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2023 and 2022, the Company has incurred $30,000 of administrative service fees.
Related parties paid certain operating expenses on the Company’s behalf. At March 31, 2023 and December 31, 2022, $10,000 and $7,744, respectively, is recorded in Due to Related Party on the accompanying balance sheets.
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
Note 7—Stockholders’ Deficit
Preferred Stock
— The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.
Class
 A Common Stock
— The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no shares of Class A common stock issued and outstanding, excluding 27,600,000 shares subject to possible redemption.
Class
 B Common Stock
— The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 6,900,000 shares of Class B common stock issued and outstanding.
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
At March 31, 2023 and December 31, 2022, assets held in the Trust Account were comprised of $287,938,283 and $284,892,172 in money market funds which are invested primarily in U.S. Treasury Securities and are reported as a Level 1 valuation in the fair value hierarchy.

Note 9. Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the unaudited condensed financial statements.
On April 10, 2023, the Company issued 6,810,000 shares of Class A common stock to the Sponsor, upon the conversion, at the Sponsor’s election, of an equal number of shares of Founder Shares held by the Sponsor (the “Conversion”). The 6,810,000 shares of Class A common stock issued in connection with the Conversion are subject to the same restrictions as applied to the Founder Shares before the Conversion, including, among others, certain transfer restrictions, no redemption rights and the obligation to vote in favor of an initial business combination. Following the Conversion, there are 34,410,000 shares of Class A common stock issued and outstanding and 90, Founder Shares issued and outstanding. As a result of the Conversion, the Sponsor holds 19.8% of the outstanding shares of Class A common stock.
On April 14, 2023, the Company’s stockholders approved and adopted the Amended Charter to (i) extend the date by which the Company has to consummate an Initial Business Combination from April 18, 2023 to June 18, 2023 (the “New Termination Date” and such extension, the “Initial Extension”) and (ii) allow the Company’s board of directors, without another stockholder vote, to elect to extend the New Termination Date up to six times for an additional one month each time (each, an “Extension Period”) by depositing into the Trust Account, for each Extension Period, an amount equal to the lesser of (x) $160,000 and (y) $0.04 for each share of the Company’s Class A common stock issued as part of the units sold in the Initial Public Offering that is not redeemed in connection with the applicable special meeting of stockholders
(the “Special Meeting”),

until December 18, 2023. On April 14, 2023, the Sponsor deposited $320,000 into the Trust Account, triggering the Initial Extension. In exchange for such deposit, on the same day, the Company issued an unsecured promissory note (the “Note”) to the Sponsor in the principal amount of $320,000 in connection with the Initial Extension. The Note bears no interest and is due and payable upon the earlier to occur of (i) the consummation of an Initial Business Combination and (ii) the liquidation of the Company on or before the New Termination Date, unless such date is extended pursuant to the Amended Charter, or such later liquidation date as may be approved by the Company’s stockholders.
If the Company consummates an Initial Business Combination, it will repay the loans out of the proceeds of the Trust Account or, at the option of the Sponsor, convert all or a portion of the loans into warrants for $1.00 per warrant, which warrants will be identical to the warrants issued by the Company in a private placement in connection with the Company’s Initial Public Offering. If the Company does not consummate an Initial Business Combination, the Company will repay the loans only from funds held outside of the Trust Account.
In connection with the Special Meeting, stockholders
holding 22,656,774 of the Company’s Public Stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $235.7 million (or approximately $10.40 per share)
was
removed from the Trust Account to pay such holders.
The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule
2a-7
under the Investment Company Act. However, to mitigate the risk of being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, the Company has instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to maintain the funds in the a bank demand deposit account until the earlier of consummation of the Initial Business Combination or liquidation of the Company.

BLACK MOUNTAIN ACQUISITION CORP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Black Mountain Acquisition Corp., a blank check company incorporated on February 10, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report on Form 10-Q as our “Initial Business Combination.” References to our “Sponsor” refer to Black Mountain Sponsor LLC, a Delaware limited liability company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “Initial Public Offering” refers to our initial public offering, which closed on October 18, 2021 (the “Closing Date”). References to “public shares” are to shares of our Class A common stock, par value $0.0001 per share, sold as part of the units in our Initial Public Offering. References to “public stockholders” are to the holders of our public shares. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

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

•	our potential ability to obtain additional financing to complete our Initial Business Combination;

•	our pool of prospective target businesses;

•	our ability to select an appropriate target business or businesses;

•	our expectations around the performance of the prospective target business or businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the trust account balance;

•	the Trust Account not being subject to claims of third parties;

•	our financial performance; or

•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

These risks and uncertainties include, but are not limited to, those factors described in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2023 and our definitive proxy statement on Schedule 14A filed with the SEC on March 24, 2023, as supplemented by the proxy supplements filed with the SEC on April 10, 2023 and April 11, 2023. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a blank check company incorporated on February 10, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Our Sponsor acquired 6,810,000 shares of Class B common stock, par value $0.0001, (the “Founder Shares”) prior to the Initial Public Offering.

We consummated our Initial Public Offering on October 22, 2021, resulting in the sale of 27,600,000 Units at a price of $10.00 per unit, generating gross proceeds to us of $276,000,000. Each Unit consists of one share of our Class A common stock and three quarters of one warrant (each whole warrant, a “Public Warrant”). Each whole Public Warrant entitles the holder thereof to purchase one whole share of our Class A common stock at a price of $11.50 per share, subject to adjustment, and only whole warrants are exercisable. The warrants will become exercisable on the 30th day after the completion of our Initial Business Combination and will expire five years after the completion of our Initial Business Combination or earlier upon redemption or liquidation.

Simultaneously with the consummation of our Initial Public Offering, we completed a private placement of 13,040,000 private placement warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per warrant to our Sponsor, generating gross proceeds to us of approximately $13,040,000. Each Private Placement Warrant entitles the holder to purchase one whole share of our Class A common stock at $11.50 per share. The Private Placement Warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our Initial Business Combination.

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

The Founder Shares that we issued prior to the Closing Date will automatically convert into shares of our Class A common stock at the time of our Initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in our Initial Public Offering and related to the closing of the Initial Business Combination the ratio at which the shares of our Founder Shares will convert into shares of our Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of our Founder Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of our Class A common stock issuable upon conversion of all issued and outstanding shares of Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of our Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (after giving effect to any redemptions of shares of our Class A common stock by public stockholders and excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination and any Private Placement Warrants issued to our Sponsor, any affiliate of our Sponsor or any of our officers or directors upon conversion of any funds loaned to the Company, on a non-interest bearing basis, by the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, in order to finance transactions costs in connection with an Initial Business Combination (the “Working Capital Loans”).

Holders of the units sold in our Initial Public Offering (the “Units”) may elect to separately trade the shares of Class A common stock and Public Warrants included in the Units. The shares of Class A common stock and Public Warrants that are separated will trade on the New York Stock Exchange (“NYSE”) under the symbols “BMAC” and “BMAC WS,” respectively. Those Units not separated will continue to trade on the NYSE under the symbol “BMAC.U.”

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our activities through March 31, 2023, were those necessary to identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in a U.S.-based trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of $1,913,542, which consisted of interest earned on funds held in Trust Account of $3,046,111, offset by operating costs of $503,396 and provision for income taxes of $629,173.

For the three months ended March 31, 2022, we had a net loss of $311,622, which consisted of $335,026 in operating costs, offset by interest earned on funds held in Trust Account of $23,404.

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, we had $75,824 in cash and a working capital deficit of $490,689 (excluding taxes payable from the Trust Account).

Our liquidity needs up to March 31, 2023 had been satisfied through a payment of $25,000 in offering costs by the Sponsor in exchange for the Founder Shares, borrowings under the promissory note of $195,000 and funds held outside of the Trust Account. The promissory note was fully repaid from the proceeds of the Initial Public Offering.

In order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide Working Capital Loans. As of March 31, 2023, there were no amounts outstanding under any Working Capital Loans.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that if the Company is unable to complete a business combination within 20 months from the Closing Date (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s anticipated capital requirements raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a business combination before the mandatory liquidation date.

On April 14, 2023, the Company’s stockholders approved and adopted the Second Amended and Restated Certificate of Incorporation (the “Amended Charter”) to (i) extend the date by which the Company has to consummate an Initial Business Combination from April 18, 2023 to June 18, 2023 (the “New Termination Date” and such extension, the “Initial Extension”) and (ii) allow the Company’s board of directors, without another stockholder vote, to elect to extend the New Termination Date up to six times for an additional one month each time (each, an “Extension Period”) by depositing into the Trust Account, for each Extension Period, an amount equal to the lesser of (x) $160,000 and (y) $0.04 for each share of the Company’s Class A common stock issued as part of the units sold in the Initial Public Offering that is not redeemed in connection with the Special Meeting, until December 18, 2023.

On April 14, 2023, the Sponsor deposited $320,000 into the Trust Account, triggering the Initial Extension.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates affecting our financial statements:

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(b)(1)(ii)(B) of Regulation S-K.

Contractual Obligations

As of March 31, 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

The Underwriters of the Initial Public Offering are entitled to a deferred underwriting commission payable upon the consummation of the Initial Business Combination and will be paid from the amounts held in the Trust Account. The Underwriters are not entitled to any interest accrued on the deferred underwriting commission.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as a result of the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2022.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2023. Any of these factors could result in a significant or material adverse effect on our business, financial condition or future results. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as disclosed below, there have been no material changes to the risks disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2023.

There are no assurances that the extensions approved and adopted under the Amended Charter will enable us to complete an initial Business Combination.

Though the Amended Charter was approved, the Company can provide no assurances that an Initial Business Combination will be consummated prior to the New Termination Date, as extended by each of the Extension Periods. Our ability to consummate an Initial Business Combination is dependent on a variety of factors, many of which are beyond our control. In addition to the stockholder redemptions made in connection with Amended Charter, we will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve the Initial Business Combination. It is possible that the stockholder redemptions made in connection with the Amended Charter will leave us with insufficient cash to consummate an Initial Business Combination on commercially acceptable terms, or at all. The fact that we have separate redemption periods in connection with the Amended Charter and a Initial Business Combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that stockholders will be able to dispose of our shares at favorable prices, or at all.

We may be subject to a new 1% U.S. federal excise tax in connection with redemptions of our Class A Common Stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including any redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax.

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the excise tax, including with respect to some transactions in which special purpose acquisition companies like ours typically engage. The notice appears to exempt from the excise tax any distributions, including those that occur in connection with redemptions, by a corporation in the same year it completely liquidates; however, this interpretation is not free from doubt and the notice could be interpreted to have a narrower application. Consequently, a risk remains that any redemptions made in connection with the Amended Charter would be subject to the excise tax, including in circumstances where we either engage in an Initial Business Combination in 2023 in which we do not issue shares sufficient to offset the earlier redemptions or liquidate later in 2023.

Because the application of this excise tax is not free from doubt, any redemption or other repurchase effected by us that occurs in connection with an Initial Business Combination, extension vote or otherwise may be subject to this excise tax. Because any such excise tax would be payable by us and not by the redeeming stockholder, the mechanics of any required payment of the excise tax have not been determined. Whether and to what extent we would be subject to the excise tax in connection with an Initial Business Combination will depend on a number of factors, including (i) whether the Initial Business Combination closes, (ii) the structure of the Initial Business Combination, (iii) the fair market value of the redemptions and repurchases in connection with the Initial Business Combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the Initial Business Combination (or any other equity issuances within the same taxable year of the Initial Business Combination) and (v) the content of any subsequent regulations, classifications and other guidance issued by the Treasury.

For the avoidance of doubt, the per share redemption price payable from the Trust Account (including interest earned thereon) to stockholders in connection with any redemptions of public shares will not be reduced by any excise tax imposed on us under the IR Act.

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete an Initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be severely restricted, including, without limitation, restrictions on the nature of our investments, restrictions on the issuance of securities, and restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete an Initial Business Combination. In addition, we may have imposed upon us burdensome requirements, including, without limitation, registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure); adoption of a specific form of corporate structure; and reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete an Initial Business Combination and thereafter to operate the post-combination business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an Initial Business Combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless. We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, from the time beginning with the consummation of the Company’s Initial Public Offering, the proceeds held in the Trust Account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Pursuant to the Amended and Restated Investment Management Trust Agreement, dated as of April 17, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as trustee, the trustee is not permitted to invest in other securities or assets, but may hold cash items. By restricting the investment of the proceeds to these instruments and by subsequently holding all funds in the Trust Account in cash items (as described in the following paragraph), and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is an Initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination within the completion window; and (iii) absent an Initial Business Combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our Initial Business Combination.

To mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act, we instructed the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of a Business Combination or our liquidation. Following the liquidation of securities in the Trust Account, we would likely receive less interest on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since the Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we have instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and to hold all funds in the Trust Account in cash items (including in an interest bearing demand deposit account) until the earlier of: (i) the consummation of our Initial Business Combination and (ii) the distribution of the Trust Account.

Following such liquidation, we are receiving and would likely continue to receive less interest on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any. As a result, the decision to liquidate the securities held in the Trust Account and hold all funds in the Trust Account in cash will reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits designated by an asterisk (*) are filed herewith and those designated by two asterisks (**) are furnished herewith; all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-40907), filed on April 18, 2023).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-259469) filed with the SEC on September 10, 2021).

10.1	Promissory Note, dated as of April 14, 2023, issued to the Sponsor by the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-40907), filed on April 18, 2023).

10.2	Amended and Restated Investment Management Trust Agreement, dated as of April 17, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-40907), filed on April 18, 2023).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 18th day of May 2023.

BLACK MOUNTAIN ACQUISITION CORP.

/s/ Rhett Bennett
Name:	Rhett Bennett
Title:	Chief Executive Officer

/s/ Jacob Smith
Name:	Jacob Smith
Title:	Chief Financial Officer, Chief Accounting Officer and Secretary