Form 10-Q
period 2023-06-30
Black Mountain Acquisition Corp.
filed 2023-08-14
CIK 1848020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for comp lying
with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of
August 14, 202
3, 11,753,226 shares of Class A common stock, par value $0.0001 per share, and 90,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

BLACK MOUNTAIN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
BLACK MOUNTAIN ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash	$537,760	$289,657
Prepaid expenses	21,399	90,194

Total current assets	559,159	379,851
Investments held in Trust Account	51,902,270	284,892,172

Total Assets	$52,461,429	$285,272,023

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,020,304	$409,400
Excise tax payable	2,356,887	—
Income taxes payable	491,464	389,913
Promissory Note - Related Party	480,000	—
Due to related party	10,040	7,744

Total current liabilities	4,358,695	807,057
Deferred underwriting commissions	9,660,000	9,660,000

Total Liabilities	14,018,695	10,457,057

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 4,943,226 and 27,600,000 shares at redemption value as of June 30 2023 and December 31, 2022, respectively	51,904,048	284,475,024
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 6,810,000 and none issued and outstanding, (excluding 4,943,226 and 27,600,000 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022, respectively	681	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 90,000 and 6,900,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	9	690
Additional paid-in capital	—	—
Accumulated deficit	(13,462,004)	(9,670,748)

Total Stockholders’ Deficit	(13,461,314)	(9,670,058)

Total Liabilities, Common Stock subject to redemption and Stockholders’ Deficit	$52,461,429	$285,272,023

The accompanying Notes are an integral part of these condensed financial statements.

BLACK MOUNTAIN ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating costs	$552,422	$265,537	$1,055,818	$600,563

Loss from operations	(552,422)	(265,537)	(1,055,818)	(600,563)

Other income:
Interest earned on marketable securities held in Trust Account	394,660	399,841	3,440,771	423,245

Other income	394,660	399,841	3,440,771	423,245

(Loss) Income before provision for income taxes	(157,762)	134,304	2,384,953	(177,318)
Provision for income taxes	(72,378)	(30,154)	(701,551)	(30,154)

Net (loss) income	$(230,140)	$104,150	$1,683,402	$(207,472)

Weighted average shares outstanding of redeemable Class A common stock	9,424,786	27,600,000	18,587,361	27,600,000

Basic and diluted net (loss) income per share, redeemable Class A common stock	$(0.01)	$0.00	$0.07	$(0.01)

Weighted average shares outstanding of non-redeemable Class A and Class B common stock	6,900,000	6,900,000	6,900,000	6,900,000

Basic and diluted net (loss) income per share, non-redeemable Class A and Class B common stock	$(0.01)	$0.00	$0.07	$(0.01)

The accompanying Notes are an integral part of these condensed financial statements.

BLACK MOUNTAIN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance – December 31, 2022	—	$—	6,900,000	$690	$—	$(9,670,748)	$(9,670,058)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(2,328,927)	(2,328,927)
Net income	—	—	—	—	—	1,913,542	1,913,542

Balance – March 31, 2023	—	$—	6,900,000	$690	$—	$(10,086,133)	$(10,085,443)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(788,844)	(788,844)
Conversion of Class B shares to Class A	6,810,000	681	(6,810,000)	(681)	—	—	—
Excise tax payable						(2,356,887)	(2,356,887)
Net loss	—	—	—	—	—	(230,140)	(230,140)

Balance – June 30, 2023	6,810,000	$681	90,000	$9	$—	$(13,462,004)	$(13,461,314)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2021	—	$—	6,900,000	$690	$—	$(240)	$(8,915,246)	$(8,914,796)
Stock Subscription Received from Issuance of Founder Shares to Directors	—	—	—	—	—	240	—	240
Net loss	—	—	—	—	—	—	(311,622)	(311,622)

Balance – March 31, 2022	—	$—	6,900,000	$690	$—	$—	$(9,226,868)	$(9,226,178)
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	—	(118,237)	(118,237)
Net income	—	—	—	—	—	—	104,150	104,150

Balance – June 30, 2022	—	$—	6,900,000	$690	$—	$—	$(9,240,955)	$(9,240,265)

The accompanying Notes are an integral part of these condensed financial statements.

BLACK MOUNTAIN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$1,683,402	$(207,472)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,440,771)	(423,245)
Changes in operating assets and liabilities:
Prepaid expenses	68,795	122,415
Due to related party	2,296	15,524
Accounts payable and accrued liabilities	610,904	(233,781)
Income taxes payable	101,551	30,154

Net cash used in operating activities	(973,823)	(696,405)

Cash Flows from Investing Activities
Investment of cash into trust account	(480,000)	—
Funds withdrawn for redemptions	235,688,747	—
Cash withdrawn from Trust Account to pay Franchise and Income Taxes	1,221,926	—

Net cash provided by financing activities	236,430,673	—
Cash Flows from Financing Activities:
Redemption of common stock	(235,688,747)	240
Proceeds from issuance of promissory note to related party	480,000	—

Net cash (used in) provided by financing activities	(235,208,747)	240

Net Change in Cash	248,103	(696,165)
Cash – Beginning of period	289,657	899,056

Cash – End of period	$537,760	$202,891

Supplemental non-cash investing and financing activities:
Remeasurement of Class A common stock to redemption value	$3,117,771	$118,237

Conversion of Class B shares to Class A	$681	$—

Excise tax payable	$2,356,887	$—

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
As of June 30, 2023, the Company had not commenced any operations. Activities through June 30, 2023, were those necessary to identify a target company for a business combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Company’s initial public offering (the “Initial Public Offering”).
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
In connection with the Initial Public Offering, the underwriters of the Initial Public Offering (the “Underwriters”) were granted an option to purchase up to an additional 3,600,000 Units (as defined below) to cover over-allotments. On October 21, 2021, the Underwriters fully exercised their over-allotment option, and, on October 22, 2021, the Underwriters purchased 3,600,000 Units (the “Over-allotment Units”) at a price of $10.00 per unit, generating additional gross proceeds of $36,000,000.
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
under the Investment Company Act. However, to mitigate the risk of the Company being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, the Company has liquidated the money market funds held in the Trust Account and, as of June 30, 2023, holds all funds in the Trust Account in cash items (including in an interest bearing demand deposit account) until the earlier of: (i) the consummation of our Initial Business Combination and (ii) the distribution of the Trust Account.

The Company’s Second Amended and Restated Certificate of Incorporation (the “Amended Charter”) provides that, other than the withdrawal of interest to pay taxes (less up to $100,000 to pay dissolution expenses), none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the units (such Class A common stock, the “Public Shares”) sold in the Initial Public Offering (such units, the “Units”) that have been properly tendered in connection with a stockholder vote to amend the Amended Charter to affect the substance or timing of its obligation to redeem 100% of such Public Shares if it has not consummated an Initial Business Combination within 20 months from the closing of the Initial Public Offering (the “Combination Period”), subject to the extension terms as stated in (iii); or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within the Combination Period, which may be extended by one month each time on up to six occasions, for up to an additional six months (each, an “Extension Period”), but in no event to date later than 26 months from the closing of the Initial Public Offering; provided that (a) for each Extension Period, the Sponsor (or its affiliates or permitted designees) has deposited into the Trust Account an amount equal to the lesser of (x) $160,000 and (y) $0.04 per Public Share sold in the Initial Public Offering that is not redeemed immediately preceding such Extension Period in exchange for a non-interest bearing,
unsecured promissory note and (ii) there has been compliance with any applicable procedures relating to the Extension Period in the Amended and Restated Investment Management Trust Agreement, dated as of April 17, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as trustee, and in the Letter Agreement, dated as of October 13, 2021, by and among the Company, its officers and directors and the Sponsor. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s holders (the “Public Stockholders”) of the Public Shares.
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

On April 14, 2023, the Company’s stockholders approved and adopted the Amended Charter to (i) extend the date by which the Company has to consummate an Initial Business Combination from April 18, 2023 to June 18, 2023 (the “New Termination Date” and such extension, the “Initial Extension”) and (ii) allow the Company’s board of directors, without another stockholder vote, to elect to extend the New Termination Date for up to six additional Extension Periods by depositing into the Trust Account, for each Extension Period, an amount equal to the lesser of (x) $160,000 and (y) $0.04 for each share of the Public Shares issued as part of the Units that is not redeemed in connection with the applicable special meeting of stockholders (a “Special Meeting”), until December 18, 2023. On April 14, 2023, the Sponsor deposited $320,000 into the Trust Account, triggering the Initial Extension. In exchange for such deposit, on the same day, the Company issued an unsecured promissory note (the “Note”) to the Sponsor in the principal amount of $320,000 in connection with the Initial Extension. The Note bears no interest and is due and payable upon the earlier to occur of (i) the consummation of an Initial Business Combination and (ii) the liquidation of the Company on or before

August 19, 2023
, unless such date is extended pursuant to the Amended Charter, or such later liquidation date as may be approved by the Company’s stockholders.
If the Company consummates an Initial Business Combination, it will repay the loans out of the proceeds of the Trust Account or, at the option of the Sponsor, convert all or a portion of the loans into warrants for $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. If the Company does not consummate an Initial Business Combination, the Company will repay the loans only from funds held outside of the Trust Account.
In connection with the Special Meeting on April 14, 2023, stockholders holding 22,656,774 of the Company’s Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $235.7 million (or approximately $10.40 per share) was removed from the Trust Account to pay such holders.
The funds in the Trust Account have been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule
2a-7
under the Investment Company Act. However, to mitigate the risk of being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, the Company has instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the money market funds held in the Trust Account and thereafter to maintain the funds in a bank demand deposit account until the earlier of consummation of the Initial Business Combination or liquidation of the Company.
Pursuant to the Amended Charter, if the Company is unable to complete the Initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, and subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Pursuant to the Amended Charter, the Sponsor and the Company’s officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the Initial Business Combination within the Combination Period. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.
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

Going Concern and Liquidity
As of June 30, 2023, the Company had $537,760 in its operating bank account and working capital deficit of $3,288,072 (excluding taxes payable from the Trust Account).
The Company’s liquidity needs up to June 30, 2023 ha
s
 been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs
, a
loan under an unsecured promissory note from the Sponsor of $195,000, and proceeds from the IPO
held outside of the Trust Account. The promissory note was paid in full on October 20, 2021.
In order to finance transaction costs in connection with a business combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (defined below) (see Note 5). As of June 30, 2023 and December 31, 2022, there was $480,000 and $0 outstanding under the Working Capital Loans, respectively.
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans, which raises substantial doubt about the Company’s ability to continue as a going concern. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Initial Business Combination.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC
205-40,
“Presentation of Financial Statements – Going Concern,” management has determined that if the Company is unable to complete an Initial Business Combination by the Combination Period, then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a business combination before the mandatory liquidation date.
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

Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $537,760 and $289,657, and no cash equivalents as of June 30, 2023 and December 31, 2022, respectively.
Investments Held in Trust Account
As of June 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in a non-interest
bearing demand deposit account and in marketable securities, respectively.
As of
June 30, 2023 and December 31, 2022, the Company had $51,902,270 and $284,892,172 in the Trust Account, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.
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

Net Income (loss) Per Share of Common Stock
Net income (loss) per share of common stock is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. As of June 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted income per share of common share is the same as basic income per share of common stock for the periods.

	For the Three Months Ended June 30, 2023
	Redeemable Class A	Non-redeemable Class A and Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(132,867)	$(97,273)
Denominator:
Weighted average shares outstanding	9,424,786	6,900,000
Basic and diluted net loss per share	$(0.01)	$(0.01)

	For the Six Months Ended June 30, 2023
	Redeemable Class A	Non-redeemable Class A and Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,227,667	$455,735
Denominator:
Weighted average shares outstanding	18,587,361	6,900,000
Basic and diluted net income per share	$0.07	$0.07

	For the Three Months Ended June 30, 2022
	Redeemable Class A	Non-redeemable Class A and Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$83,320	$20,830
Denominator:
Weighted average shares outstanding	27,600,000	6,900,000
Basic and diluted net income per share	$0.00	$0.00

	For the Six Months Ended June 30, 2022
	Redeemable Class A	Non-redeemable Class A and Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(165,978)	$(41,494)
Denominator:
Weighted average shares outstanding	27,600,000	6,900,000
Basic and diluted net loss per share	$(0.01)	$(0.01)

Income Taxes
The Company accounts for income taxes under FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (45.9
)
% and (22.5)% for the three months ended June 30, 2023 and 2022, respectively, and 29.4% and 17.0% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to the valuation allowance on the deferred tax assets.
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
which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2023.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

Warrant Instruments
The Company accounts for its warrants issued during the Initial Public Offering and the warrants sold in connection with private placements consummated simultaneously with the consummation of the Initial Public Offering and the consummation of the Underwriter’s exercise of the over-allotment option (the “Private Placement Warrants”) as equity-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. In that respect, the Private Placement Warrants, as well as warrants underlying additional units the Company issued to the Sponsor, officers, directors, initial stockholders or their affiliates in payment of Working Capital Loans made to the Company are identical to the warrants underlying the Units offered in the Initial Public Offering.
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
All of the 27,600,000 Public Shares sold as part of the Units in the Initial Public Offering (including the exercise of the over-allotment option) contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Initial Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.
If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in
capital and accumulated deficit. To the extent income in the Trust Account is available, the Company may withdraw funds from the Trust Account to pay taxes. From October 18, 2021 through June 30, 2023, the Company withdrew
$1,975,093 to pay taxes. For the three and six months ended June 30, 2022, no funds have been withdrawn from the Trust Account.
In connection with the Special Meeting on April 14, 2023, stockholders holding 22,656,774 of the Company’s Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $235.7 million (or approximately $10.40 per share) was removed from the Trust Account to pay such holders.
As of June 30, 2023 and December 31, 2022, the shares of Class A common stock subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Class A common stock subject to possible redemption, December 31, 2021	$281,520,000
Remeasurement of carrying value to redemption value	2,955,024

Class A common stock subject to possible redemption, December 31, 2022	$284,475,024
Remeasurement of carrying value to redemption value	2,328,927

Class A common stock subject to possible redemption, March 31, 2023	$286,803,951
Redemption	(235,688,747)
Remeasurement of carrying value to redemption value	788,844

Class A common stock subject to possible redemption, June 30, 2023	$51,904,048

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
Note 5—Related Party Transactions
Founder Shares
The Company’s Sponsor acquired 6,900,000 shares of Founder Shares prior to the Initial Public Offering.
In connection with the Initial Public Offering, the Sponsor forfeited a total of 90,000 Founder Shares for no consideration, and 30,000 Founder Shares were purchased from the Company by each of the Company’s independent directors, Mel G. Riggs, Charles W. Yates and Stephen Straty, at their original purchase price (approximately $0.004 per share) or a total of $360. The excess of the fair value of the Founder Shares transferred ($515,340) over the original issuance price ($360) will be accounted for as director’s compensation expense upon the Initial Business Combination. The purchased shares shall vest upon the Company consummating an Initial Business Combination (the “Vesting Date”). If prior to the Vesting Date, the Director is removed from office or ceases to be a Director, the Director will forfeit their Founder Shares to the Company. The Directors have agreed, (1) the shares may not be sold or transferred until six months after the consummation of a business combination, (2) the shares will not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has until August 18, 2023 (as extended) to consummate a business combination (subject to the Company’s option to extend pursuant to the Amended Charter), and if a business combination is not consummated, the Company will liquidate, and the shares will become worthless.
The fair value of the Founder Shares at the grant dates was determined using an internal model using the issuance price of the Units in the Initial Public Offering as a proxy adjusting for the value of the warrants included in the Units, for the probability the Company will consummate an Initial Business Combination and for holding costs and no rights of redemption. Valuation of the 90,000 Founder Shares granted to the directors is estimated to be $486,000 or $5.40 per share. The Company will record the fair value of the transferred shares in excess of the amount paid as director compensation expense upon consummation of an Initial Business Combination, in accordance with the guidance in FASB ASC 718, “Compensation-Stock Compensation” (“ASC 718”), which requires deferral of the expense recognition until after the performance condition becomes probable of being achieved. If the performance condition is a business combination or similar liquidity event, the performance condition is not deemed to be probable until it is achieved.

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
On April 14, 2023 and June 16, 2023, the Company issued $320,000 and $160,000, respectively, of convertible promissory notes to the Sponsor. The entire unpaid principal balance of these Notes shall be due and payable by the Company upon the earlier of: (a) the liquidation of the Company on or before August 19, 2023 (unless such date is extended pursuant to the Amended Charter) or such later liquidation date as may be approved by the Company’s stockholders that occurs while the Note is outstanding or any time thereafter prior to the repayment of the Note and (b) the closing date on which the Company consummates an Initial Business Combination.
At any time prior to the payment of the promissory notes, the Sponsor may elect to convert a portion or all of the unpaid balance of the promissory notes into warrants for the purchase of the Company’s Class A common stock. The notes would convert into warrants at its principal amount divided by $1.00. Such warrants would be identical to the Private Placement Warrants. Such conversion would satisfy all obligations under the note. As of June 30, 2023 and December 31, 2022, $480,000 and $0 was outstanding under the Working Capital Loans and reported as Promissory Note—Related Party on the condensed balance sheets.
Administrative Support Agreement and Other
The Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2023 and 2022, the Company incurred $30,000 and $60,000 of administrative service fee, respectively.
Related parties paid certain operating expenses on the Company’s behalf.

As of
June 30, 2023 and December 31, 2022, $10,040 and $7,744, respectively, is recorded in Due to Related Party on the accompanying balance sheets.
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
Excise Tax
In connection with the Special Meeting on April 14, 2023, stockholders holding 22,656,774 of the Company’s Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account for an aggregate amount of $235,688,747. As such the Company has recorded a 1% excise tax liability of $2,356,887 on the condensed balance sheet as of June 30, 2023. The liability does not impact the condensed statements of operations and is offset against additional paid-in
capital or accumulated deficit if additional
paid-in
capital is not available.
Note 7—Stockholders’ Deficit
Preferred Stock
— The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.
Class
 A Common Stock
— The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. On April 10, 2023, the Company issued 6,810,000 shares of Class A common stock to the Sponsor upon the conversion, at the Sponsor’s election, of an equal number of shares of Class B common stock held by the Sponsor (the “Conversion”). The 6,810,000 shares of Class A common stock issued in connection with the Conversion are subject to the same restrictions as applied to the Founder Shares before the Conversion, including, among others, certain transfer restrictions, no redemption rights and the obligation to vote in favor of an initial business combination.
As of June 30, 2023 and December 31, 2022, there were 6,810,000 and 0 shares of Class A common stock issued and outstanding, excluding 4,943,226 and 27,600,000 shares subject to possible redemption, respectively.
Class
 B Common Stock
— The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 90,000 and 6,900,000 shares of Class B common stock issued and outstanding, respectively.
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

•
if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any
20-trading
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
Note 8. Fair Value Measurements
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). For more information, please see Note 2 - Significant Accounting Policies - Fair Value Measurements.
A
s

of
 June 30, 2023 and December 31, 2022, assets held in the Trust Account were comprised of $51,902,270 and $284,892,172 in a non-interest
bearing demand deposit account and a money market fund invested primarily in U.S. Treasury Securities, respectively, which are reported as a Level 1 valuation in the fair value hierarchy.
Note 9. Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the unaudited condensed financial statements.
On July 17 2023, the Company deposited $160,000 into the Trust Account, extending the New Termination Date to August 18, 2023. In exchange for such deposit, on the same date, the Company issued an unsecured promissory note (the “Extension Note”) to the Sponsor in the principal amount of $160,000. The Extension Note bears no interest and is due and payable upon the earlier to occur of (i) the consummation of an Initial Business Combination and (ii) the liquidation of the Company on or before August 19, 2023, unless such date is extended pursuant to the Amended Charter, or such later liquidation date as may be approved by the Company’s stockholders.
If the Company consummates an Initial Business Combination, it will repay the loans out of the proceeds of the Trust Account or, at the option of the Sponsor, convert all or a portion of the loans into warrants for $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. If the Company does not consummate an Initial Business Combination, the Company will repay the loans only from funds held outside of the Trust Account.
On July 17, 2023, in order to finance transaction costs in connection with an Initial Business Combination, the Company issued an unsecured promissory note to the Sponsor (the “Working Capital Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $2,000,000. The Working Capital Note is non-interest
bearing and payable on the date of the consummation of an Initial Business Combination. If an Initial Business Combination is not consummated, the Working Capital Note will not be repaid and all amounts owed will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account.

BLACK MOUNTAIN ACQUISITION CORP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Black Mountain Acquisition Corp., a blank check company incorporated on February 10, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report on Form 10-Q as our “Initial Business Combination.” References to our “Sponsor” refer to Black Mountain Sponsor LLC, a Delaware limited liability company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “Initial Public Offering” refers to our initial public offering, which closed on October 18, 2021 (the “Closing Date”). References to “public shares” are to shares of our Class A common stock, par value $0.0001 per share, sold as part of the units in our Initial Public Offering (the “Units”). References to “public stockholders” are to the holders of our public shares. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

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

Our Sponsor acquired 6,900,000 shares of Class B common stock, par value $0.0001, (the “Founder Shares”) prior to the Initial Public Offering.

We consummated our Initial Public Offering on October 22, 2021, resulting in the sale of 27,600,000 Units at a price of $10.00 per Unit, generating gross proceeds to us of $276,000,000. Each Unit consists of one share of our Class A common stock and three quarters of one warrant (each whole warrant, a “Public Warrant”). Each Public Warrant entitles the holder thereof to purchase one whole share of our Class A common stock at a price of $11.50 per share, subject to adjustment, and only whole warrants are exercisable. The warrants will become exercisable on the 30th day after the completion of our Initial Business Combination and will expire five years after the completion of our Initial Business Combination or earlier upon redemption or liquidation.

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

We received gross proceeds from our Initial Public Offering and the sale of the Private Placement Warrants of $276,000,000 and $13,040,000, respectively, for an aggregate of $289,040,000. $281,520,000 of the gross proceeds were deposited into the Trust Account. The $281,520,000 of net proceeds held in the Trust Account includes $9,660,000 of deferred underwriting discounts and commissions that will be released to the Underwriters (as defined below) upon completion of our Initial Business Combination.

The Founder Shares that we issued prior to the Closing Date will automatically convert into shares of our Class A common stock at the time of our Initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in our Initial Public Offering and related to the closing of the Initial Business Combination, the ratio at which the shares of our Founder Shares will convert into shares of our Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of our Founder Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of our Class A common stock issuable upon conversion of all issued and outstanding shares of Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of our Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (after giving effect to any redemptions of shares of our Class A common stock by public stockholders and excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination and any Private Placement Warrants issued to our Sponsor, any affiliate of our Sponsor or any of our officers or directors upon conversion of any funds loaned to the Company, on a non-interest bearing basis, by the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, in order to finance transactions costs in connection with an Initial Business Combination (the “Working Capital Loans”).

Holders of the Units may elect to separately trade the shares of Class A common stock and Public Warrants included in the Units. The shares of Class A common stock and Public Warrants that are separated will trade on the New York Stock Exchange (“NYSE”) under the symbols “BMAC” and “BMAC WS,” respectively. Those Units not separated will continue to trade on the NYSE under the symbol “BMAC.U.”

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

On April 14, 2023, the Company’s stockholders approved and adopted the Second Amended and Restated Certificate of Incorporation (the “Amended Charter”) to (i) extend the date by which the Company has to consummate an Initial Business Combination from April 18, 2023 to June 18, 2023 (the “New Termination Date” and such extension, the “Initial Extension”) and (ii) allow the Company’s board of directors, without another stockholder vote, to elect to extend the New Termination Date up to six times for an additional one month each time (each, an “Extension Period”) by depositing into the Trust Account, for each Extension Period, an amount equal to the lesser of (x) $160,000 and (y) $0.04 for each public share issued as part of Units that is not redeemed in connection with the applicable special meeting of stockholders (a “Special Meeting”), until December 18, 2023. On April 14, 2023, the Sponsor deposited $320,000 into the Trust Account, triggering the Initial Extension. In exchange for such deposit, on the same day, the Company issued an unsecured promissory note (the “Note”) to the Sponsor in the principal amount of $320,000 in connection with the Initial Extension. The Note bears no interest and is due and payable upon the earlier to occur of (i) the consummation of an Initial Business Combination and (ii) the liquidation of the Company on or before August 19, 2023, unless such date is extended pursuant to the Amended Charter, or such later liquidation date as may be approved by the Company’s stockholders. On June 16, 2023, an additional $160,000 was deposited in the Trust Account, extending the New Termination Date to July 18, 2023, and on July 17, 2023, a further $160,000 was deposited in the Trust Account, extending the New Termination Date to August 18, 2023.

If the Company consummates an Initial Business Combination, it will repay the loans out of the proceeds of the Trust Account or, at the option of the Sponsor, convert all or a portion of the loans into warrants for $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. If the Company does not consummate an Initial Business Combination, the Company will repay the loans only from funds held outside of the Trust Account.

In connection with the Special Meeting on April 14, 2023, stockholders holding 22,656,774 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $235.7 million (or approximately $10.40 per share) was removed from the Trust Account to pay such holders.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our activities through June 30, 2023, were those necessary to identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in a U.S.-based trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net loss of $230,140, which consisted of operating costs of $552,422 and provision for income taxes of $72,378, offset by interest earned on funds held in Trust Account of $394,660.

For the six months ended June 30, 2023, we had a net income of $1,683,402, which consisted of interest earned on funds held in Trust Account of $3,440,771 partially offset by $1,055,818 in operating costs and provision for income taxes of $701,551.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, we had $537,760 in cash and a working capital deficit of $3,288,072 (excluding taxes payable from the Trust Account).

Our liquidity needs up to June 30, 2023 had been satisfied through a payment of $25,000 in offering costs by the Sponsor in exchange for the Founder Shares, borrowings under the promissory note of $195,000 and funds held outside of the Trust Account. The promissory note was fully repaid from the proceeds of the Initial Public Offering.

In order to finance transaction costs in connection with a business combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2023 and December 31, 2022, there was $480,000 and $0 outstanding under the Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans, which raises substantial doubt about the Company’s ability to continue as a going concern. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Initial Business Combination.

In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that if the Company is unable to complete an Initial Business Combination within 20 months from the Closing Date (the “Combination Period”), as extended, then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete an Initial Business Combination before the mandatory liquidation date.

On April 14, 2023, the Company’s stockholders approved and adopted the Amended Charter to (i) extend the date by which the Company has to consummate an Initial Business Combination from April 18, 2023 to June 18, 2023 (the “New Termination Date” and such extension, the “Initial Extension”) and (ii) allow the Company’s board of directors, without another stockholder vote, to elect to extend the New Termination Date for up to six Extension Periods by depositing into the Trust Account, for each Extension Period, an amount equal to the lesser of (x) $160,000 and (y) $0.04 for public share issued as part of the Units that is not redeemed in connection with the Special Meeting, until December 18, 2023.

On April 14, 2023, the Sponsor deposited $320,000 into the Trust Account, triggering the Initial Extension. On June 16, 2023, an additional $160,000 was deposited in the Trust Account, extending the New Termination Date to July 18, 2023, and on July 17, 2023, a further $160,000 was deposited in the Trust Account, extending the New Termination Date to August 18, 2023.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(b)(1)(ii)(B) of Regulation S-K.

Contractual Obligations

As of June 30, 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

The underwriters of the Initial Public Offering (the “Underwriters”) are entitled to a deferred underwriting commission payable upon the consummation of the Initial Business Combination and will be paid from the amounts held in the Trust Account. The Underwriters are not entitled to any interest accrued on the deferred underwriting commission.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as a result of the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Though the Amended Charter was approved, the Company can provide no assurances that an Initial Business Combination will be consummated prior to the New Termination Date, as extended by each of the Extension Periods. Our ability to consummate an Initial Business Combination is dependent on a variety of factors, many of which are beyond our control. In addition to the stockholder redemptions made in connection with Amended Charter, we will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve the Initial Business Combination. It is possible that the stockholder redemptions made in connection with the Amended Charter will leave us with insufficient cash to consummate an Initial Business Combination on commercially acceptable terms, or at all. The fact that we have separate redemption periods in connection with the Amended Charter and an Initial Business Combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that stockholders will be able to dispose of our shares at favorable prices, or at all.

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

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-40907), filed on April 18, 2023).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-259469) filed with the SEC on September 10, 2021).

10.1	Promissory Note, dated as of April 14, 2023, issued to the Sponsor by the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-40907), filed on April 18, 2023).

10.2	Promissory Note, dated as of June 16, 2023, issued to the Sponsor by the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-40907), filed on June 20, 2023).

10.3	Promissory Note, dated as of July 17, 2023, issued to the Sponsor by the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-40907), filed on July 18, 2023).

10.4	Amended and Restated Investment Management Trust Agreement, dated as of April 17, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-40907), filed on April 18, 2023).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August 2023.

BLACK MOUNTAIN ACQUISITION CORP.

/s/ Rhett Bennett
Name:	Rhett Bennett
Title:	Chief Executive Officer

/s/ Jacob Smith
Name:	Jacob Smith
Title:	Chief Financial Officer, Chief Accounting Officer and Secretary