Form 10-Q
period 2023-09-30
Black Mountain Acquisition Corp.
filed 2023-11-14
CIK 1848020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
☐
Indicate by check mark whether the registrant is a shell company (as defined by
Rule12b-2of
the Exchange
Act).    Yes
☒
    No  ☐
As of November
14
, 2023, 11,753,226 shares of Class A common stock, par value $0.0001 per share, and 90,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

BLACK MOUNTAIN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
BLACK MOUNTAIN ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash	$466,241	$289,657
Prepaid expenses	4,954	90,194

Total current assets	471,195	379,851
Investments held in Trust Account	52,382,270	284,892,172

Total Assets	$52,853,465	$285,272,023

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,101,914	$409,400
Excise tax payable	2,356,887	—
Income taxes payable	480,964	389,913
Promissory Note - Related Party	1,060,000	—
Due to related party	10,240	7,744

Total current liabilities	5,010,005	807,057
Deferred underwriting commissions	9,660,000	9,660,000

Total Liabilities	14,670,005	10,457,057

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 4,943,226 and 27,600,000 shares at redemption value as of September 30, 2023 and December 31, 2022, respectively	52,344,548	284,475,024

Stockholders’ Deficit:
Preferred stock, $ 0.0001 par value; 5,000,000 shares au thorized; none issued and outstanding	—	—
Class A common stock, $ 0.0001 par value; 500,000,000 shares authorized; 6,810,000 and no ne issued and outstanding, (excluding 4,943,226 and 27,600,000 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022, respectively	681	—
Class B common stock, $ 0.0001 par value; 50,000,000 shares authorized; 90,000 and 6,900,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	9	690
Additional paid-in capital	—	—
Accumulated deficit	(14,161,778)	(9,670,748)

Total Stockholders’ Deficit	(14,161,088)	(9,670,058)

Total Liabilities, Common Stock subject to redemption and Stockholders’ Deficit	$52,853,465	$285,272,023

The accompanying Notes are an integral part of these condensed financial statements.

BLACK MOUNTAIN ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating costs	$269,774	$264,649	$1,325,592	$865,212

Loss from operations	(269,774)	(264,649)	(1,325,592)	(865,212)

Other income:
Interest earned on investments held in Trust Account	—	1,272,095	3,440,771	1,695,340

Other income	—	1,272,095	3,440,771	1,695,340

(Loss) income before provision for income taxes	(269,774)	1,007,446	2,115,179	830,128
Benefit from (provision for) income taxes	10,500	(256,394)	(691,051)	(286,548)

Net (loss) income	$(259,274)	$751,052	$1,424,128	$543,580

Weighted average shares outstanding of redeemable Class A common stock	4,943,226	27,600,000	13,989,337	27,600,000

Basic and diluted net (loss) income per share, redeemable Class A common stock	$(0.02)	$0.02	$0.07	$0.02

Weighted average shares outstanding of non-redeemable Class A and Class B common stock	6,900,000	6,900,000	6,900,000	6,900,000

Basic and diluted net (loss) income per share, non-redeemable Class A and Class B common stock	$(0.02)	$0.02	$0.07	$0.02

The accompanying Notes are an integral part of these condensed financial statements.

BLACK MOUNTAIN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2022	—	$—	6,900,000	$690	$—	$(9,670,748)	$(9,670,058)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(2,328,927)	(2,328,927)
Net income	—	—	—	—	—	1,913,542	1,913,542

Balance – March 31, 2023	—	$—	6,900,000	$690	$—	$(10,086,133)	$(10,085,443)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(788,844)	(788,844)
Conversion of Class B shares to Class A	6,810,000	681	(6,810,000)	(681)	—	—	—
Excise tax payable						(2,356,887)	(2,356,887)
Net loss	—	—	—	—	—	(230,140)	(230,140)

Balance – June 30, 2023	6,810,000	$681	90,000	$9	$—	$(13,462,004)	$(13,461,314)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(440,500)	(440,500)
Net loss	—	—	—	—	—	(259,274)	(259,274)

Balance – September 30, 2023	6,810,000	$681	90,000	$9	$—	$(14,161,778)	$(14,161,088)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2021	—	$—	6,900,000	$690	$—	$(240)	$(8,915,246)	$(8,914,796)
Stock Subscription Received from Issuance of Founder Shares to Directors	—	—	—	—	—	240	—	240
Net loss	—	—	—	—	—	—	(311,622)	(311,622)

Balance – March 31, 2022	—	$—	6,900,000	$690	$—	$—	$(9,226,868)	$(9,226,178)
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	—	(118,237)	(118,237)
Net income	—	—	—	—	—	—	104,150	104,150

Balance – June 30, 2022	—	$—	6,900,000	$690	$—	$—	$(9,240,955)	$(9,240,265)
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	—	(965,032)	(965,032)
Net income	—	—	—	—	—	—	751,052	751,052

Balance – September 30, 2022	—	$—	6,900,000	$690	$—	$—	$(9,454,935)	$(9,454,245)

The accompanying Notes are an integral part of these condensed financial statements.

BLACK MOUNTAIN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$1,424,128	$543,580
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,440,771)	(1,695,340)
Changes in operating assets and liabilities:
Prepaid expenses	85,240	221,010
Due to related party	2,496	6,825
Accounts payable and accrued liabilities	692,514	(178,632)
Income taxes payable	91,051	184,548

Net cash used in operating activities	(1,145,342)	(918,009)

Cash Flows from Investing Activities
Investment of cash into trust account	(960,000)	—
Funds withdrawn for redemptions	235,688,747	—
Cash withdrawn from Trust Account to pay Franchise and Income Taxes	1,221,926	422,548

Net cash provided by financing activities	235,950,673	422,548

Cash Flows from Financing Activities:
Redemption of common stock	(235,688,747)	240
Proceeds from issuance of promissory note to related party	1,060,000	—

Net cash (used in) provided by financing activities	(234,628,747)	240

Net Change in Cash	176,584	(495,221)
Cash – Beginning of period	289,657	899,056

Cash – End of period	$466,241	$403,835

Supplemental non-cash investing and financing activities:
Remeasurement of Class A common stock to redemption value	$3,558,271	$1,083,269

Conversion of Class B shares to Class A	$681	$—

Excise tax payable	$2,356,887	$—

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
As of September 30, 2023, the Company had not commenced any operations. Activities through September 30, 2023, were those necessary to identify a target company for a business combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Company’s initial public offering (the “Initial Public Offering”).
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
under the Investment Company Act of 1940, as amended (the “Investment Company Act”). However, to mitigate the risk of the Company being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, the Company has liquidated the money market funds held in the Trust Account and, as of September 30, 2023, holds all funds in the Trust Account in cash items (including, as of the date hereof, in an interest bearing demand deposit account) until the earlier of: (i) the consummation of our Initial Business Combination and (ii) the distribution of the Trust Account.

The Company’s Second Amended and Restated Certificate of Incorporation (the “Amended Charter”) provides that, other than the withdrawal of interest to pay taxes (less up to $100,000 to pay dissolution expenses), none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the units (such Class A common stock, the “Public Shares”) sold in the Initial Public Offering (such units, the “Units”) that have been properly tendered in connection with a stockholder vote to amend the Amended Charter to affect the substance or timing of its obligation to redeem 100% of such Public Shares if it has not consummated an Initial Business Combination within 20 months from the closing of the Initial Public Offering (the “Combination Period”), subject to the extension terms as stated in (iii); or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within the Combination Period, which may be extended by one month each time on up to six occasions, for up to an additional six months (each, an “Extension Period”), but in no event to date later than 26 months from the closing of the Initial Public Offering; provided that (a) for each Extension Period, the Sponsor (or its affiliates or permitted designees) has deposited into the Trust Account an amount equal to the lesser of (x) $160,000 and (y) $0.04 per Public Share sold in the Initial Public Offering that is not redeemed immediately preceding such Extension Period in exchange for a non-interest bearing,
unsecured promissory note and (ii) there has been compliance with any applicable procedures relating to the Extension Period in the Amended and Restated Investment Management Trust Agreement, dated as of April 17, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (the “Trust Agreement”), and in the Letter Agreement, dated as of October 13, 2021, by and among the Company, its officers and directors and the Sponsor. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s holders (the “Public Stockholders”) of the Public Shares.
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
The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their Public Shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to pay its taxes, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to pay its taxes. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under the New York Stock Exchange rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination.
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

On April 14, 2023, the Company’s stockholders approved and adopted the Amended Charter to (i) extend the date by which the Company has to consummate an Initial Business Combination (the “Deadline Date”) from April 18, 2023 to June 18, 2023 (the “Initial Extension”) and (ii) allow the Company’s board of directors, without another stockholder vote, to elect to extend the Deadline Date for up to six additional Extension Periods by depositing into the Trust Account, for each Extension Period, an amount equal to the lesser of (x) $160,000 and (y) $0.04 for each share of the Public Shares issued as part of the Units that is not redeemed in connection with the applicable special meeting of stockholders (a “Special Meeting”), until December 18, 2023. On April 14, 2023, the Sponsor deposited $320,000 into the Trust Account, triggering the Initial Extension.
Since the deposit of $320,000 into the Trust Account on April 14, 2023, to set the Deadline Date to June 18, 2023, the Company has deposited another $640,000 into the Trust Account to extend the Deadline Date to October 18, 2023. In aggregate, the Company has deposited $960,000 into the Trust Account to extend the Deadline Date to October 18, 2023. In exchange for the deposits into the Trust Account, the Company issued unsecured promissory notes (the “Extension Notes”) to the Sponsor in the same amount as the funds deposited into the Trust Account, for an aggregate of $960,000. The Extension Notes bears no interest and are due and payable upon the earlier to occur of (i) the consummation of an Initial Business Combination and (ii) the liquidation of the Company on or before October 18, 2023, unless such date is extended pursuant to the Amended Charter, or such later liquidation date as may be approved by the Company’s stockholders.
On October 13, 2023, the Company deposited $160,000 into the Trust Account, extending the Deadline Date to November 18, 2023. In exchange for such deposit, on the same date, the Company issued an unsecured promissory note (the “Extension Note”) to the Sponsor in the principal amount of $160,000. The Extension Note bears no interest and is due and payable upon the earlier to occur of (i) the consummation of an Initial Business Combination and (ii) the liquidation of the Company on or before November 18, 2023, unless such date is extended pursuant to the Amended Charter, or such later liquidation date as may be approved by the Company’s stockholders.
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

Going Concern and Liquidity
As of September 30, 2023, the Company had $466,241 in its operating bank account and working capital deficit of $4,538,810.
The Company’s liquidity needs up to September 30, 2023 have been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs, a loan under an unsecured promissory note from the Sponsor of $195,000, and proceeds from the Initial Public Offering held outside of the Trust Account. The promissory note was paid in full on October 20, 2021.
In order to finance transaction costs in connection with an initial Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). As of September 30, 2023 and December 31, 2022, there was $1,060,000 and $0 outstanding under the Working Capital Loans, respectively.
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
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that if the Company is unable to complete an Initial Business Combination by the end of the Combination Period, then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a business combination before the mandatory liquidation date.
Risks and Uncertainties
In February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result, various nations, including the United States, have imposed economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and the related sanctions on the world economy, and the specific impacts on the Company’s financial position, results of operations and its ability to identify and complete an Initial Business Combination are not determinable as of the date of these condensed financial stateme nts
.
The Inflation Reduction Act of 2022 provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including any redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax.

Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $466,241 and $289,657, and no cash equivalents as of September 30, 2023 and December 31, 2022, respectively.
Investments Held in Trust Account
As of September 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in a non-interest
bearing demand deposit account and in marketable securities, respectively. As of September 30, 2023 and December 31, 2022, the Company had $52,382,270 and $284,892,172 in the Trust Account, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.
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

Net Income (Loss) Per Share of Common Stock
Net income (loss) per share of common stock is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. As of September 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted income per share of common stock is the same as basic income per share of common stock for the periods.

	For the Three Months Ended September 30, 2023
	Redeemable Class A	Non-redeemable Class A and Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(108,218)	$(151,056)
Denominator:
Weighted average shares outstanding	4,943,226	6,900,000
Basic and diluted net loss per share	$(0.02)	$(0.02)

	For the Nine Months Ended September 30, 2023
	Redeemable Class A	Non-redeemable Class A and Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$953,721	$470,407
Denominator:
Weighted average shares outstanding	13,989,337	6,900,000
Basic and diluted net income per share	$0.07	$0.07

	For the Three Months Ended September 30, 2022
	Redeemable Class A	Non-redeemable Class A and Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$600,842	$150,210
Denominator:
Weighted average shares outstanding	27,600,000	6,900,000
Basic and diluted net income per share	$0.02	$0.02

	For the Nine Months Ended September 30, 2022
	Redeemable Class A	Non-redeemable Class A and Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$434,864	$108,716
Denominator:
Weighted average shares outstanding	27,600,000	6,900,000
Basic and diluted net income per share	$0.02	$0.02

Income Taxes
The Company accounts for income taxes under FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 3.89% and 25.45% for the three months ended September 30, 2023 and 2022, respectively, and 32.67% and 34.52% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to the valuation allowance on the deferred tax assets.
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
which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2023.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in
capital and accumulated deficit. To the extent income in the Trust Account is available, the Company may withdraw funds from the Trust Account to pay taxes. For the three and nine months ended September 30, 2023, the Company withdrew $1,221,926 to pay taxes. For the three and nine months ended September 30, 2022, $422,548 has been withdrawn from the Trust Account to pay taxes.
In connection with the Special Meeting on April 14, 2023, stockholders holding 22,656,774 of the Company’s Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $235.7 million (or approximately $10.40 per share) was removed from the Trust Account to pay such holders.
As of September 30, 2023 and December 31, 2022, the shares of Class A common stock subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Class A common stock subject to possible redemption, December 31, 2021	$281,520,000
Remeasurement of carrying value to redemption value	2,955,024

Class A common stock subject to possible redemption, December 31, 2022	$284,475,024
Remeasurement of carrying value to redemption value	2,328,927

Class A common stock subject to possible redemption, March 31, 2023	$286,803,951
Redemption	(235,688,747)
Remeasurement of carrying value to redemption value	788,844

Class A common stock subject to possible redemption, June 30, 2023	$51,904,048
Extension funding	480,000
Remeasurement of carrying value to redemption value	(39,500)

Class A common stock subject to possible redemption, September 30, 2023	$52,344,548

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
Note 5—Related Party Transactions
Founder Shares
The Company’s Sponsor acquired 6,900,000 shares of Founder Shares prior to the Initial Public Offering.
In connection with the Initial Public Offering, the Sponsor forfeited a total of 90,000 Founder Shares for no consideration, and 30,000 Founder Shares were purchased from the Company by each of the Company’s independent directors, Mel G. Riggs, Charles W. Yates and Stephen Straty, at their original purchase price (approximately $0.004 per share) or a total of $360. The excess of the fair value of the Founder Shares transferred ($515,340) over the original issuance price ($360) will be accounted for as director’s compensation expense upon the Initial Business Combination. The purchased shares shall vest upon the Company consummating an Initial Business Combination (the “Vesting Date”). If prior to the Vesting Date, the Director is removed from office or ceases to be a Director, the Director will forfeit their Founder Shares to the Company. The Directors have agreed, (1) the shares may not be sold or transferred until six months after the consummation of a business combination, (2) the shares will not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has until November 19, 2023 to consummate a business combination (subject to the Company’s option to extend pursuant to the Amended Charter), and if a business combination is not consummated, the Company will liquidate, and the shares will become worthless.
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
From April 14, 2023 to September 14, 2023, the Company issued multiple Extension Notes to the Sponsor. The entire unpaid principal balance of the Extension Notes shall be due and payable by the Company upon the earlier of: (a) the liquidation of the Company on or before November 19, 2023 (unless such date is extended pursuant to the Amended Charter) or such later liquidation date as may be approved by the Company’s stockholders that occurs while the Extension Note is outstanding or any time thereafter prior to the repayment of the Note and (b) the closing date on which the Company consummates an Initial Business Combination.
On July 17, 2023, in order to finance transaction costs in connection with an Initial Business Combination, the Company issued an unsecured promissory note to the Sponsor (the “Working Capital Note” and together with the Extension Notes, the “Notes”), pursuant to which the Company may borrow up to an aggregate principal amount of $2,000,000. The Working Capital Note is non-interest
bearing and payable on the date of the consummation of an Initial Business Combination. If an Initial Business Combination is not consummated, the Working Capital Note will not be repaid and all amounts owed will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account.
At any time prior to the payment of the Notes, the Sponsor may elect to convert a portion or all of the unpaid balance of the Extension Notes and up to $1,500,000 of the unpaid principal balance of the Working Capital Note into warrants for the purchase of the Company’s Class A common stock. The Notes would convert into warrants at its principal amount divided by $1.00. Such warrants would be identical to the Private Placement Warrants. Such conversion would satisfy all obligations under the Notes. As of September 30, 2023 and December 31, 2022, $960,000 and $0 was outstanding under the Extension Notes and $100,000 and $0, respectively, was outstanding under the Working Capital Loans and reported as Promissory Note—Related Party on the condensed balance sheets.
Administrative Support Agreement and Other
The Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2023 and 2022, the Company incurred $30,000 and $90,000 of administrative service fee, respectively.
Related parties paid certain operating expenses on the Company’s behalf. As of September 30, 2023 and December 31, 2022, $10,240 and $7,744, respectively, is recorded in Due to Related Party on the accompanying balance sheets.
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
Excise Tax
In connection with the Special Meeting on April 14, 2023, stockholders holding 22,656,774 of the Company’s Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account for an aggregate amount of $235,688,747. As such the Company has recorded a 1% excise tax liability of $2,356,887 on the condensed balance sheet as of September 30, 2023. The liability does not impact the condensed statements of operations and is offset against additional paid-in
capital or accumulated deficit if additional
paid-in
capital is not available.
Note 7—Stockholders’ Deficit
Preferred Stock
— The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.
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
As of September 30, 2023 and December 31, 2022, there were 6,810,000 and 0 shares of Class A common stock issued and outstanding, excluding 4,943,226 and 27,600,000 shares subject to possible redemption, respectively.
Class
 B Common Stock
— The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 90,000 and 6,900,000 shares of Class B common stock issued and outstanding, respectively.
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
Note 8. Fair Value Measurements
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). For more information, please see Note 2—Significant Accounting Policies—Fair Value Measurements.
As of September 30, 2023 and December 31, 2022, assets held in the Trust Account were comprised of $52,382,270 and $284,892,172 in a non-interest
bearing demand deposit account and a money market fund invested primarily in U.S. Treasury Securities, respectively, which are reported as a Level 1 valuation in the fair value hierarchy.
Note 9. Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the unaudited condensed financial statements.
As disclosed in Note 1 — Organization, Business Operations and Going Concern — Trust Account, to mitigate the risk of the Company being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), and thus subject to regulation under the Investment Company Act, the funds in the Trust Account were moved to a non-interest bearing demand deposit account. However, since October 2023, the funds in the Trust Account have been held in an interest bearing demand deposit account, and the Company intends to remain invested in an interest-bearing demand deposit account until the earlier to occur of (i) the date on which the Company consummates an Initial Business Combination and (ii) the liquidation of the Company.
On October 13, 2023, the Company deposited $160,000 into the Trust Account, extending the Deadline Date to November 18, 2023. In exchange for such deposit, on the same date, the Company issued an unsecured promissory note (the “October Extension Note”) to the Sponsor in the principal amount of $160,000. The October Extension Note bears no interest and is due and payable upon the earlier to occur of (i) the consummation of an Initial Business Combination and (ii) the liquidation of the Company on or before November 19, 2023, unless such date is extended pursuant to the Amended Charter, or such later liquidation date as may be approved by the Company’s stockholders.
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
On October 24, 2023, the Company filed a definitive proxy statement on Schedule 14A with the SEC (the “Proxy Statement”). The Proxy Statement includes proposals to (i) amend and restate the Company’s Amended Charter to allow the Company’s board of directors, without another stockholder vote, to elect to extend the current Deadline Date up to six times for an additional one month each time (the “Monthly Extension Option” and each monthly extension, an “Extension Period”) without depositing any additional funds into the Trust Account for any such Extension Period (the “Extension Amendment Proposal”), (ii) amend and restate the Trust Agreement to reflect the Monthly Extension Option (the “Trust Amendment Proposal”) and (iii) adjourn the Company’s special meeting of stockholders (the “Stockholder Meeting”) to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Stockholder Meeting, there are insufficient shares of Class A common stock and shares of Class B common stock (together, the “Common Stock”) in the capital of the Company represented (either in person or by proxy) to constitute a quorum necessary to conduct business at the Stockholder Meeting or at the time of the Stockholder Meeting to approve the Extension Amendment Proposal or the Trust Amendment Proposal (collectively with the Extension Amendment Proposal and the Trust Amendment Proposal, the “Proposals”). On November 8, 2023, the Company filed a proxy supplement with the SEC to postpone the date of the Stockholder Meeting. The Stockholder Meeting will be held on November 17, 2023 at 10:00 a.m. Eastern Time, as a virtual meeting, or at such other time, on such other date and at such other place to which the meeting may be postponed or adjourned. Record holders of Common Stock at the close of business on October 20, 2023 are entitled to vote or have their votes cast at the Stockholder Meeting.
On November 8, 2023, the Company a
nd
the Sponsor announced their intention to enter into non-redemption agreements (each, a “Non-Redemption Agreement”) with certain unaffiliated third parties (each, a “Holder,” and collectively, the “Holders”) in exchange for the Holder or Holders agreeing either not to request redemption in connection with the Stockholder Meeting or to reverse any previously submitted redemption demand in connection with the Stockholder Meeting with respect to shares of Class A common stock of the Company sold in the Initial Public Offering. In consideration of the Non-Redemption Agreements, substantially concurrently with the closing of an Initial Business Combination, the Sponsor will agree to transfer to the Holders shares of Class A common stock of the Company held by the Sponsor.
The Non-Redemption Agreements are not expected to increase the likelihood that the Proposals are approved by stockholders but is expected to increase the amount of funds that remain in the Trust Account following the Stockholder Meeting. As of November 8, 2023, the redemption price per share was approximately $10.63, based on the aggregate amount on deposit in the Trust Account of $52,552,185 (net of interest expected to be released to the Company to pay taxes), divided by the total number of shares of outstanding Public Shares.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Quarterly Report on Form 10-Q are forward-looking statements in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•

our ability to complete our Initial Business Combination, particularly in light of disruption that may result from limitations imposed by the COVID-19 outbreak and other events (such as the war in Ukraine, evolving events in Israel and Gaza, terrorist attacks, natural disasters or other significant outbreaks of infectious diseases);

•	Our ability to obtain extensions and required approvals for charter amendments in order to complete an initial Business Combination;

•	our being a company with no operating history and no revenues;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Initial Business Combination;

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

On April 14, 2023, the Company’s stockholders approved and adopted the Second Amended and Restated Certificate of Incorporation (the “Amended Charter”) to (i) extend the date by which the Company has to consummate an Initial Business Combination (the “Deadline Date”) from April 18, 2023 to June 18, 2023 (the “Initial Extension”) and (ii) allow the Company’s board of directors, without another stockholder vote, to elect to extend the Deadline Date up to six times for an additional one month each time (each, an “Extension Period”) by depositing into the Trust Account, for each Extension Period, an amount equal to the lesser of (x) $160,000 and (y) $0.04 for each public share issued as part of Units that is not redeemed in connection with the applicable special meeting of stockholders (a “Special Meeting”), until December 18, 2023. On April 14, 2023, the Sponsor deposited $320,000 into the Trust Account, triggering the Initial Extension. In exchange for such deposit, on the same day, the Company issued an unsecured promissory note to the Sponsor in the principal amount of $320,000 in connection with the Initial Extension.

Since the deposit of $320,000 into the Trust Account on April 14, 2023, to set the Deadline Date to June 18, 2023, the Company has deposited another $640,000 into the Trust Account to extend the Deadline Date to October 18, 2023. In aggregate, the Company has deposited $960,000 into the Trust Account to extend the Deadline Date to October 18, 2023. In exchange for the deposits into the Trust Account, the Company issued unsecured promissory notes (the “Extension Notes”) to the Sponsor in the same amount as the funds deposited into the Trust Account, for an aggregate of $960,000. The Extension Notes bears no interest and are due and payable upon the earlier to occur of (i) the consummation of an Initial Business Combination and (ii) the liquidation of the Company on or before November 19, 2023, unless such date is extended pursuant to the Amended Charter, or such later liquidation date as may be approved by the Company’s stockholders.

On October 13, 2023, the Company deposited $160,000 into the Trust Account, extending the Deadline Date to November 18, 2023. In exchange for such deposit, on the same date, the Company issued an unsecured promissory note (the “October Extension Note”) to the Sponsor in the principal amount of $160,000. The October Extension Note bears no interest and is due and payable upon the earlier to occur of (i) the consummation of an Initial Business Combination and (ii) the liquidation of the Company on or before November 19, 2023, unless such date is extended pursuant to the Amended Charter, or such later liquidation date as may be approved by the Company’s stockholders.

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

In connection with the Special Meeting, on April 14, 2023, stockholders holding 22,656,774 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $235.7 million (or approximately $10.40 per share) was removed from the Trust Account to pay such holders.

On October 24, 2023, the Company filed a definitive proxy statement on Schedule 14A with the SEC (the “Proxy Statement”). The Proxy Statement includes proposals to (i) amend and restate the Company’s Amended Charter to allow the Company’s board of directors, without another stockholder vote, to elect to extend the Deadline Date up to six times for an additional one month each time (the “Monthly Extension Option” and each monthly extension, an “Extension Period”) without depositing any additional funds into the Trust Account for any such Extension Period (the “Extension Amendment Proposal”), (ii) amend and restate the Trust Agreement to reflect the Monthly Extension Option (the “Trust Amendment Proposal”) and (iii) adjourn the Company’s special meeting of stockholders (the “Stockholder Meeting”) to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Stockholder Meeting, there are insufficient shares of Class A common stock and shares of Class B common stock (together, the “Common Stock”) in the capital of the Company represented (either in person or by proxy) to constitute a quorum necessary to conduct business at the Stockholder Meeting or at the time of the Stockholder Meeting to approve the Extension Amendment Proposal or the Trust Amendment Proposal (collectively with the Extension Amendment Proposal and the Trust Amendment Proposal, the “Proposals”). On November 8, 2023, the Company filed a proxy supplement with the SEC to postpone the date of the Stockholder Meeting. The Stockholder Meeting will be held on November 17, 2023 at 10:00 a.m. Eastern Time, as a virtual meeting, or at such other time, on such other date and at such other place to which the meeting may be postponed or adjourned. Record holders of Common Stock at the close of business on October 20, 2023 are entitled to vote or have their votes cast at the Stockholder Meeting.

On November 8, 2023, the Company and the Sponsor announced their intention to enter into non-redemption agreements (each, a “Non-Redemption Agreement”) with certain unaffiliated third parties (each, a “Holder,” and collectively, the “Holders”) in exchange for the Holder or Holders agreeing either not to request redemption in connection with the Stockholder Meeting or to reverse any previously submitted redemption demand in connection with the Stockholder Meeting with respect to shares of Class A common stock of the Company sold in the Initial Public Offering. In consideration of the Non-Redemption Agreements, substantially concurrently with the closing of an Initial Business Combination, the Sponsor will agree to transfer to the Holders shares of Class A common stock of the Company held by the Sponsor.

The Non-Redemption Agreements are not expected to increase the likelihood that the Proposals are approved by stockholders but is expected to increase the amount of funds that remain in the Trust Account following the Stockholder Meeting. As of November 8, 2023, the redemption price per share was approximately $10.63, based on the aggregate amount on deposit in the Trust Account of $52,552,185 (net of interest expected to be released to the Company to pay taxes), divided by the total number of shares of outstanding public shares.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our activities through September 30, 2023, were those necessary to identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in a U.S.-based trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net loss of $259,274, which consisted of operating costs of $269,774 offset by a benefit from income taxes of $10,500.

For the nine months ended September 30, 2023, we had net income of $1,424,128, which consisted of interest earned on funds held in Trust Account of $3,440,771, partially offset by $1,325,592 in operating costs and provision for income taxes of $691,051.

For the three months ended September 30, 2022, we had net income of $751,052, which consisted of interest earned on funds held in Trust Account of $1,272,095, partially offset by operating costs of $264,649 and provision for income taxes of $256,394.

For the nine months ended September 30, 2022, we had net income of $543,580, which consisted of interest earned on funds held in Trust Account of $1,695,340, partially offset by operating costs of $865,212 and provision for income taxes of $286,548.

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, we had $466,241 in cash and a working capital deficit of $4,538,810.

Our liquidity needs up to September 30, 2023 had been satisfied through a payment of $25,000 in offering costs by the Sponsor in exchange for the Founder Shares, borrowings under the promissory note of $195,000 and funds held outside of the Trust Account. The promissory note was fully repaid from the proceeds of the Initial Public Offering.

In order to finance transaction costs in connection with a business combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2023 and December 31, 2022, there was $1,060,000 and $0 outstanding under the Working Capital Loans.

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

In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that if the Company is unable to complete an Initial Business Combination by the Deadline Date, then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete an Initial Business Combination before the mandatory liquidation date.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(b)(1)(ii)(B) of Regulation S-K.

Contractual Obligations

As of September 30, 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as a result of the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Though the Amended Charter was approved, the Company can provide no assurances that an Initial Business Combination will be consummated prior to the Deadline Date, as extended by each of the Extension Periods. Our ability to consummate an Initial Business Combination is dependent on a variety of factors, many of which are beyond our control. In addition to the stockholder redemptions made in connection with charter amendments, we will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve the Initial Business Combination. It is possible that the stockholder redemptions made in connection with the charter amendments will leave us with insufficient cash to consummate an Initial Business Combination on commercially acceptable terms, or at all. The fact that we have separate redemption periods in connection with the charter amendments and an Initial Business Combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that stockholders will be able to dispose of our shares at favorable prices, or at all.

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

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the excise tax, including with respect to some transactions in which special purpose acquisition companies like ours typically engage. The notice appears to exempt from the excise tax any distributions, including those that occur in connection with redemptions, by a corporation in the same year it completely liquidates; however, this interpretation is not free from doubt and the notice could be interpreted to have a narrower application. Consequently, a risk remains that any redemptions made in connection with the charter amendments would be subject to the excise tax, including in circumstances where we either (i) engage in an Initial Business Combination in 2023 and do not issue shares sufficient to offset the earlier redemptions, (ii) liquidate later in 2023, (iii) or liquidate in a subsequent year.

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

Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is not free from doubt, and it is possible that the proceeds held in the Trust Account could be used to pay any excise tax owed by us in the event we are unable to complete a Business Combination in the required time and redeem 100% of our remaining Class A Common Stock in accordance with our Certificate of Incorporation, in which case the amount that would otherwise be received by our stockholders in connection with our liquidation would be reduced. However, to mitigate this uncertainty, the Company will not use any funds held in the Trust Account, including interest thereon, to pay for any excise tax liabilities with respect to any redemptions of the Class A Common Stock, prior to or in connection with an extension, Business Combination or liquidation. To the extent that the Company does not have sufficient funds outside of the Trust Account to fund the payment of any excise tax that may be imposed in connection with redemptions of the Company’s Class A Common Stock in connection with an extension, Business Combination or liquidation, our Sponsor has agreed to contribute to us (which may be by working capital loan) funds necessary to make any such excise tax payment without using proceeds from the Trust Account and the interest earned thereon.

We may not be able to complete an Initial Business Combination because such Initial Business Combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

The Initial Business Combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

We, Black Mountain Acquisition Corp., are a Delaware corporation with a principal place of business in the United States, and our sponsor, Black Mountain Sponsor LLC, a Delaware limited liability company, is not controlled by, and does not have substantial ties with, any non-U.S. person. However, it is possible that “foreign persons” as defined in the CFIUS regulations may be involved in the Initial Business Combination (e.g., as existing shareholders of a target company or of a company otherwise involved in the Initial Business Combination or as PIPE investors), which may increase the risk that the Initial Business Combination becomes subject to regulatory review, including review by CFIUS. As such, an initial business combination that we may wish to pursue may be subject to CFIUS review.

If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay the proposed Initial Business Combination, impose conditions with respect to such Initial Business Combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete the Initial Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have any foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete the Initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate the Initial Business Combination within the applicable time period required under the Certificate of Incorporation, including as a result of extended regulatory review of a potential initial business combination, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of public shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, our stockholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our warrants may be worthless.

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

If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an Initial Business Combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless. We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, from the time beginning with the consummation of the Company’s Initial Public Offering until April 2023, the proceeds held in the Trust Account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of the date of this filing, the funds in the Trust Account are held in an interest bearing demand deposit account.

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

The funds in the Trust Account have, since the Initial Public Offering until April 2023, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we have instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and to hold all funds in the Trust Account in cash items (including in an interest bearing demand deposit account) until the earlier of: (i) the consummation of our Initial Business Combination and (ii) the distribution of the Trust Account. As of the date of this filing, the funds in the Trust Account are held in an interest bearing demand deposit account.

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
During the three months ended September 30, 2023
, none of the Company’s directors or officers adopted or terminated any Rule
10b5-1
trading arrangement or
non-Rule
10b5-1
trading arrangement (as such terms are defined in Item 408 of Regulation
S-K
of the Securities Act of 1933).

Item 6.	Exhibits

Exhibits designated by an asterisk (*) are filed herewith and those designated by two asterisks (**) are furnished herewith; all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-40907), filed on April 18, 2023).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-259469) filed with the SEC on September 10, 2021).

10.1	Promissory Note, dated as of July 17, 2023, issued to the Sponsor by the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-40907), filed on July 18, 2023).

10.2	Promissory Note, dated as of August 16, 2023, issued to the Sponsor by the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-40907), filed on August 16, 2023).

10.3	Promissory Note, dated as of September 14, 2023, issued to the Sponsor by the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-40907), filed on September 15, 2023).

10.4	Promissory Note, dated as of October 13, 2023, issued to the Sponsor by the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-40907), filed on October 13, 2023).

10.5	Amended and Restated Investment Management Trust Agreement, dated as of April 17, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-40907), filed on April 18, 2023).

10.6	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-40907), filed on November 8, 2023).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November 2023.

BLACK MOUNTAIN ACQUISITION CORP.

/s/ Rhett Bennett
Name:	Rhett Bennett
Title:	Chief Executive Officer

/s/ Jacob Smith
Name:	Jacob Smith
Title:	Chief Financial Officer, Chief Accounting Officer and Secretary